Form 10-Q
period 2011-08-31
DILMAX CORP.
filed 2012-01-18
CIK 1521065

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

DILMAX CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0365611 IRS Employer Identification Number	7290 Primary Standard Industrial Classification Code Number

1659 Donovalska St., Suite 32

Prague, Czech Republic 14800

Tel. (702) 430-6148

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 18, 2012
Common Stock, $0.001	3,435,000

1 | Page

2 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	AUGUST 31, 2011	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 327	$ 2,871
Total Current Assets	327	2,871
TOTAL ASSETS	$ 327	$ 2,871
LIABILITIES
Advance from Shareholders	$ 3,600	$ 600
TOTAL LIABILITIES	3,600	600
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,700,000 shares issued and outstanding	2,700	2,700
Additional Paid-in-capital	67	-
Deficit accumulated during the development stage	(6,040)	(429)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(3,273)	2,271
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 327	$ 2,871

See accompanying notes to financial statements

3 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO AUGUST 31, 2011
EXPENSES
General & Administrative Expenses	$ 5,611	$ 6,040
TOTAL EXPENSES	5,611	6,040
NET LOSS FROM OPERATIONS	(5,611)	(6,040)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$ (5,611)	$ (6,040)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,700,000

See accompanying notes to financial statements

4 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO AUGUST 31, 2011
Cash Flows from Operating Activities
Net Income (Loss)	$ (5,611)	$ (6,040)
Adjustments to reconcile net income to net cash used for operating activities:
Imputed interest on shareholder loan	67	67
Net Cash (used in) Operating Activities	(5,544)	(5,973)
Cash Flows from Financing Activities
Loans from Shareholders	3,000	3,600
Sale of Common Shares		2,700
Net Cash provided by Financing Activities	3,000	6,300
Increase (Decrease) in Cash and Cash Equivalents	(2,544)	327
Cash and Cash Equivalents at Beginning of Period	2,871	-
Cash and Cash Equivalents at End of Period	$ 327	$ 327
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements

5 | Page

DILMAX CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

DILMAX CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The Company’s business is on-line distribution of music for fitness. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through August 31, 2011 the Company has accumulated losses of $6,040.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,040 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At August 31, 2011 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6 | Page

DILMAX CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

7 | Page

DILMAX CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is May 31.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40,

Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

8 | Page

DILMAX CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 4 - STOCKHOLDER’S EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On May 10, 2011 the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700 to the Company’s founder.

As of August  31, 2011 the Company had 2,700,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 10, 2011, a Director purchased 2,700,000 shares of common stock at a price of $0.001 per share for cash of $2,700.

The Director loaned $3,600 to the Company to pay for business expenses relating to banking and incorporation fees. This loan is non-interest bearing, due upon demand and unsecured. Imputed interest of $67 charged to additional paid in capital.

NOTE 6- INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of $6,040 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7-SUBSEQUENT EVENTS

For the period from September 21, 2011 to November 30, 2011 the Company issued 735,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Dilmax Corp. was incorporated in the State of Nevada on April 14, 2011 and established a fiscal year end of May 31. We are a development-stage company formed to distribute music for fitness. To date, we have had limited operations. We have developed our business plan, and executed a DJ Service Agreement with DJ Namornik, who agreed to compose for us 20 original musical tracks and 50 remixes to these tracks. We do not intend to sell music produced by third parties.

Dilmax Corp. hopes to position itself to take full advantage of the fast growing Internet industry. We intend to be a distributor of workout music via Internet. Our concept would allow anyone who had a computer or access to the Internet to purchase and download music for fitness. We intend to offer audio tracks with different tempos for people who like individual sport activities such as jogging, spinning/cycling, cardio/running, weight lifting, dancing, yoga and stretching.

Three month period ended August 31, 2011 Compared to the period from Inception on April 14, 2011 to August 31, 2011.

Our net loss for the three month period ended August 31, 2011 was $5,611 compared to a net loss of $6,040 for the period from Inception on April 14, 2011 to August 31, 2011. During the three month period ended August 31, 2011, we did not generate any revenue.

During the three month period ended August 31, 2011, we incurred general and administrative expenses of $5,611 compared to $6,040 incurred during the period from Inception on April 14, 2011 to August 31, 2011. General and administrative expenses incurred during the three month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services.

10 | Page

The weighted average number of shares outstanding was 2,700,000 for the three month period ended August 31, 2011.

Liquidity and Capital Resources

Three month period ended August 31, 2011

As at August 31, 2011, our current assets were $327 compared to $2,871  in current assets at May 31, 2011. As at August 31, 2011, current assets were comprised of $327 in cash. As at August 31, 2011, our current liabilities were $3,600. Current liabilities were comprised of $3,600 in advances from director.

Stockholders’ deficit was $3,273 as of August 31, 2011 compare to stockholders’ equity of  $2,271 as of May 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2011, net cash flows used in operating activities was $5,544 consisting of a net loss of $5,611 and imputed interest of $67. Net cash flows used in operating activities was $5,973for the period from Inception on April 14, 2011 to August 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2011 net cash provided by financing activities was $3,000 received from Director’s loan.  For the period from Inception on April 14, 2011 to August 31, 2011 net cash provided by financing activities was $6,300 received from Director’s loan and issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

11 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

12 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dilmax Corp.
Dated: January 18, 2012	By: /s/ Konstantin Kupert
Konstantin Kupert, President and Chief Executive Officer and Chief Financial Officer

14 | Page