Form 10-Q
period 2011-11-30
DILMAX CORP.
filed 2012-01-18
CIK 1521065

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 18, 2012
Common Stock, $0.001	3,435,000

1 | Page

2 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	NOVEMBER 30, 2011	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 21,717	$ 2,871
Total Current Assets	21,717	2,871
TOTAL ASSETS	21,717	$ 2,871
LIABILITIES
Advances from Shareholders	$ 3,600	$ 600
TOTAL LIABILITIES	3,600	600
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,435,000 shares issued and outstanding (2,700,000 as of May 31, 2011)	3,435	2,700
Additional paid-in-capital	21,382	-
Deficit accumulated during the development stage	(6,700)	(429)
TOTAL STOCKHOLDER’S EQUITY	18,117	2,271
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 21,717	$ 2,871

See accompanying notes to financial statements

3 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2011	SIX MONTHS ENDED NOVEMBER 30, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO NOVEMBER 30, 2011
EXPENSES
General & Administrative Expenses	$ 660	$ 6,271	$ 6,700
TOTAL EXPENSES	660	6,271	6,700
NET LOSS FROM OPERATIONS	(660)	(6,271)	(6,700)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (660)	$ (6,271)	$ (6,700)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,764,286	2,731,967

See accompanying notes to financial statements

4 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED NOVEMBER 30, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO NOVEMBER 30, 2011
Cash Flows from Operating Activities
Net Income (Loss)	$ (6,271)	$ (6,700)
Adjustments to reconcile net income to net cash used for operating activities:
Imputed interest on shareholder loan	67	67
Net Cash (used in) Operating Activities	(6,204)	(6,633)
Cash Flows from Financing Activities
Loans from Shareholders	3,000	3,600
Sale of Common Shares	22,050	24,750
Net Cash provided by Financing Activities	25,050	28,350
Increase (Decrease) in Cash and Cash Equivalents	18,846	21,717
Cash and Cash Equivalents at Beginning of Period	2,871	-
Cash and Cash Equivalents at End of Period	$ 21,717	$ 21,717
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements

5 | Page

DILMAX CORP.

 (A Development Stage Company)

Notes to Financial Statements

November 30, 2011

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

DILMAX CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The Company’s business is on-line distribution of music for fitness. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through November 30, 2011 the Company has accumulated losses of $6,700.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,700 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At November 30, 2011 the Company's bank deposits did not exceed the insured amounts.

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

November 30, 2011

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

November 30, 2011

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

November 30, 2011

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

For the three month period ended November 30, 2011 the Company issued 735,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

As of November 30, 2011 the Company had 3,435,000 shares of common stock issued and outstanding.

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

9 | Page

NOTE 6- INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of $6,700 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from November 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

10 | Page

Six month period ended November 30, 2011 Compared to the period from Inception on April 14, 2011 to November 30, 2011.

Our net loss for the six month period ended November 30, 2011 was $6,271 compared to a net loss of $6,700 for the period from Inception on April 14, 2011 to November 30, 2011. During the six month period ended November 30, 2011, we did not generate any revenue.

During the six month period ended November 30, 2011, we incurred general and administrative expenses of $6,271 compared to $6,700 incurred during the period from Inception on April 14, 2011 to November 30, 2011. General and administrative expenses incurred during the six month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 2,731,967 for the six month period ended November 30, 2011.

Liquidity and Capital Resources

Six month period ended November 30, 2011

As at November 30, 2011, our current assets were $21,717 compared to $2,871  in current assets at May 31, 2011. As at November 30, 2011, current assets were comprised of $21,717 in cash. As at November 30, 2011, our current liabilities were $3,600. Current liabilities were comprised of $3,600 in advances from director.

Stockholders’ equity increased form $2,271 as at May 31, 2011 to $18,117 as at November 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2011, net cash flows used in operating activities was $6,204 consisting of a net loss of $6,271 and imputed interest of $67. Net cash flows used in operating activities was $6,633 for the period from Inception on April 14, 2011 to November 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2011 net cash provided by financing activities was $25,050 received from Director’s loan and sale of common stock.  For the period from Inception on April 14, 2011 to November 30, 2011 net cash provided by financing activities was $28,350 received from Director’s loan and sale of common stock.

11 | Page

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

12 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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