Form 10-Q
period 2012-02-29
DILMAX CORP.
filed 2012-04-03
CIK 1521065

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 2, 2012
Common Stock, $0.001	3,435,000

1 | Page

2 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	FEBRUARY 29, 2012	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 9,416	$ 2,871
Prepaid Expenses	6,000	-
Total Current Assets	15,416	2,871
TOTAL ASSETS	15,416	$ 2,871
LIABILITIES
Advances from Shareholders	$ 3,600	$ 600
TOTAL LIABILITIES	3,600	600
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,435,000 shares issued and outstanding (2,700,000 as of May 31, 2011)	3,435	2,700
Additional paid-in-capital	21,526	-
Deficit accumulated during the development stage	(13,145)	(429)
TOTAL STOCKHOLDERS’ EQUITY	11,816	2,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,416	$ 2,871

See accompanying notes to financial statements

3 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 29, 2012	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO FEBRUARY 29, 2012
EXPENSES
General & Administrative Expenses	$ 6,445	$ 12,716	$ 13,145
TOTAL EXPENSES	6,445	12,716	13,145
NET LOSS FROM OPERATIONS	(6,445)	(12,716)	(13,145)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (6,445)	$ (12,716)	$ (13,145)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,435,000	3,044,763

See accompanying notes to financial statements

4 | Page

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO FEBRUARY 29, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (12,716)	$ (13,145)
Adjustments to reconcile net income to net cash used for operating activities:
Imputed interest on shareholder loan	211	211
Prepaid expenses	(6,000)	(6,000)
Net Cash (used in) Operating Activities	(18,505)	(18,934)
Cash Flows from Financing Activities
Loans from Shareholders	3,000	3,600
Sale of Common Shares	22,050	24,750
Net Cash provided by Financing Activities	25,050	28,350
Increase (Decrease) in Cash and Cash Equivalents	6,545	9,416
Cash and Cash Equivalents at Beginning of Period	2,871	-
Cash and Cash Equivalents at End of Period	$ 9,416	$ 9,416
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements

5 | Page

DILMAX CORP.

 (A Development Stage Company)

Notes to Financial Statements

February 29, 2012

(Unaudited)

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

DILMAX CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The Company’s business is on-line distribution of music for fitness. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through February 29, 2012 the Company has accumulated losses of $13,145.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,145 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At February 29, 2012 the Company's bank deposits did not exceed the insured amounts. The Company had $9,416 cash as at February 29, 2012 on its bank account.

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

February 29, 2012

(Unaudited)

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

February 29, 2012

(Unaudited)

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

February 29, 2012

(Unaudited)

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On May 10, 2011 the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700 to the Company’s founder.

For the nine month period ended February 29, 2012 the Company issued 735,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

As of February 29, 2012 the Company had 3,435,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 10, 2011, a Director purchased 2,700,000 shares of common stock at a price of $0.001 per share for cash of $2,700.

The Director loaned $3,600 to the Company to pay for business expenses relating to banking and incorporation fees. This loan is non-interest bearing, due upon demand and unsecured. Imputed interest of $211 charged to additional paid in capital.

9 | Page

NOTE 6- INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of $13,145 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from February 29, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

10 | Page

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

11 | Page

Nine month period ended February 29, 2012 and  the period from Inception on April 14, 2011 to February 29, 2012.

Our net loss for the nine month period ended February 29, 2012 was $12,716 compared to a net loss of $13,145 for the period from Inception on April 14, 2011 to February 29, 2012. During the nine month period ended February 29, 2012, we did not generate any revenue.

During the nine month period ended February 29, 2012, we incurred general and administrative expenses of $12,716 compared to $13,145 incurred during the period from Inception on April 14, 2011 to February 29, 2012. General and administrative expenses incurred during the nine month period ended February 29, 2012 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 3,044,763 for the nine month period ended February 29, 2012.

Liquidity and Capital Resources

Nine month period ended February 29, 2012

As at February 29, 2012, our current assets were $15,416 compared to $2,871  in current assets at May 31, 2011. As at February 29, 2012, current assets were comprised of $15,416 in cash. As at February 29, 2012, our current liabilities were $3,600. Current liabilities were comprised of $3,600 in advances from director.

Stockholders’ equity increased form $2,271 as at May 31, 2011 to $11,816 as at February 29, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2012, net cash flows used in operating activities was $18,505 consisting of a net loss of $12,716, prepaid expenses of $6,000 and imputed interest of $211. Net cash flows used in operating activities was $18,934 for the period from Inception on April 14, 2011 to February 29, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 29, 2012 net cash provided by financing activities was $25,050 received from Director’s loan and sale of common stock.  For the period from Inception on April 14, 2011 to February 29, 2012 net cash provided by financing activities was $28,350 received from Director’s loan and sale of common stock.

12 | Page

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

13 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

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

Dilmax Corp.
Dated: April 2, 2012	By: /s/ Konstantin Kupert
Konstantin Kupert, President and Chief Executive Officer and Chief Financial Officer

15 | Page