Form 10-K
period 2012-05-31
DILMAX CORP.
filed 2012-08-06
CIK 1521065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-175525

DILMAX CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0365611 IRS Employer Identification Number	7290 Primary Standard Industrial Classification Code Number

1659 Donovalska St., Suite 32

Prague, Czech Republic 14800

Tel. (702) 430-6148

Email: dilmaxcorp@gmail.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ X ]

As of August 6, 2012, the registrant had 3,435,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 6, 2012.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 INTRODUCTION

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “DMAX”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of May 31, 2012, no shares of our common stock have traded.

Number of Holders

As of May 31, 2012, the 3,435,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM   F-1

BALANCE SHEETS AS OF MAY 31, 2012 AND MAY 31, 2011  F-2

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2012; AND THE PERIODS FROM INCEPTION (APRIL 14, 2011) TO MAY 31, 2011 AND MAY 31, 2012   F-3

STATEMENT OF STOCKHOLDERS’ EQUITY FROM INCEPTION (APRIL 14, 2011) TO MAY 31, 2012   F-4

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED MAY 31, 2012; AND THE PERIODS FROM INCEPTION (APRIL 14, 2011) TO MAY 31, 2011 AND MAY 31, 2012   F-5

NOTES TO THE AUDITED FINANCIAL STATEMENTS  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dilmax Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Dilmax Corp. (a development stage company) as of May 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended May 31, 2012 and for the period from April 14, 2011 (inception) through May 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilmax Corp., as of May 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss since inception and further losses are anticipated in the development of its businesses, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 2, 2012

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2012	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 112	$ 2,871
Prepaid Expenses	4,000	-
Total Current Assets	4,112	2,871
TOTAL ASSETS	4,112	$ 2,871
LIABILITIES
Accounts Payable	$ 200	$ -
Advances from Shareholders	9,150	600
TOTAL LIABILITIES	9,350	600
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,435,000 shares issued and outstanding (2,700,000 as of May 31, 2011)	3,435	2,700
Additional paid-in-capital	21,691	-
Deficit accumulated during the development stage	(30,364)	(429)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,238)	2,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 4,112	$ 2,871

See accompanying notes to financial statements

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR ENDED MAY 31, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2012
EXPENSES
General & Administrative Expenses	$ 29,935	$ 429	$ 30,364
TOTAL EXPENSES	29,935	429	30,364
NET LOSS FROM OPERATIONS	(29,935)	(429)	(30,364)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (29,935)	$ (429)	$ (30,364)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,149,481	2,700,000

See accompanying notes to financial statements

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2012
	Common Stock		Additional Paid-In-Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Par Value
Balance at Inception on April 14, 2011	-	$ -	$ -	$ -	$ -
Shares sold at $0.001 per share to founder	2,700,000	2,700			2,700
Net loss for the period ended May 31, 2011	-	-		(429)	(429)
Balance, May 31, 2011	2,700,000	2,700		(429)	2,271
Shares sold at $0.03 per share	735,000	735	21,315		22,050
Imputed Interest			376		376
Net loss for the period ended May 31, 2012	-	-		(29,935)	(29,935)
Balance, May 31, 2012	3,435,000	$ 3,435	$ 21,691	$ (30,364)	$ (5,238)

See accompanying notes to financial statements

DILMAX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	YEAR ENDED MAY 31, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2011	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$ (29,935)	$ (429)	$ (30,364)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Imputed interest on shareholder loan	376	-	376
Changes in operating assets and liabilities:
Increase in Accounts Payable	200	-	200
Prepaid expenses	(4,000)	-	(4,000)
Net Cash (used in) Operating Activities	(33,359)	(429)	(33,788)
Cash Flows from Financing Activities
Loans from Shareholders	8,550	600	9,150
Sale of Common Shares	22,050	2,700	24,750
Net Cash provided by Financing Activities	30,600	3,300	33,900
Increase (Decrease) in Cash and Cash Equivalents	(2,759)	2,871	112
Cash and Cash Equivalents at Beginning of Period	2,871	-	-
Cash and Cash Equivalents at End of Period	$ 112	$ 2,871	$ 112
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

DILMAX CORP.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

DILMAX CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The Company’s business is on-line distribution of music for fitness. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through May 31, 2012 the Company has accumulated losses of $30,364.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,364 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At May 31, 2012 the Company's bank deposits did not exceed the insured amounts. The Company had $112 cash as at May 31, 2012 on its bank account.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax    asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On May 10, 2011 the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700 to the Company’s founder.

For the year ended May 31, 2012 the Company issued 735,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

As of May 31, 2012 the Company had 3,435,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 10, 2011, a Director purchased 2,700,000 shares of common stock at a price of $0.001 per share for cash of $2,700.

The Director loaned $9,150 ($600 at May 31, 2011) to the Company to pay for business expenses relating to banking and incorporation fees. This loan is non-interest bearing, due upon demand and unsecured. Imputed interest of $376 charged to additional paid in capital.

NOTE 6- INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of $30,364 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2012 and 2011:

	Year Ended May 31, 2012	Period Ended May 31, 2011
Deferred tax assets:
Net Operating Loss carry forward	$ 10,627	$ 150
Total deferred tax assets	10,627	150
Less: valuation allowance	(10,627)	(150)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2012 was $10,627. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2012 and 2011:

	2012	2011
Federal Statutory tax rate	(35) %	(35) %
Permanent difference and other	35%	35%
Effective tax rate	- %	- %

NOTE 7 – PREPAID EXPENSES

On November 2011 the Company prepaid $8,000 to a third party for a service period of a year.  As of May 31, 2012, the Company amortized a total of $4,000 and the remaining $4,000 is recorded as prepaid to be applied to future period.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from May 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2012 COMPARED TO FISCAL YEAR ENDED MAY 31, 2011.

Our net loss for the fiscal year ended May 31, 2012 was $29,935 compared to a net loss of $429  for the period from Inception (April 14, 2011) to May 31, 2011. During fiscal year ended May 31, 2012, the Company did not generate any revenue.

During the fiscal year ended May 31, 2012, we incurred general and administrative expenses of $29,935 compared to $429 incurred during the period from Inception (April 14, 2011) to May 31, 2011.  These expenses incurred during the fiscal year ended May 31, 2012 consisted of: bank charges of $589 (2011:  $0); professional fees of $9,740(2011: $-0-); miscellaneous charges of $19,230 (2011: $429) and interest expense of $376 (2011: $-0-).

Expenses incurred  during  fiscal year ended May 31, 2012  compared to fiscal year ended May 31, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services.

The weighted average  number of shares  outstanding  was  3,149,481 for the fiscal year ended May 31, 2012 compared to 2,700,000  for the fiscal year ended May 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2012

As of May 31, 2012, our current assets were $4,112 and our total liabilities were $9,350. As of May 31, 2012, current assets were comprised of $112 in cash and  $4,000 in prepaid expenses. As of May 31, 2012, total liabilities were comprised entirely of $9,150 in advances from shareholders and $200 in accounts payable.

As of May 31, 2012, our total assets were $4,112 comprised entirely of current assets.  Stockholders’ deficit was $5,238 as of May 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2012, net cash flows used in operating activities was $33,359 consisting of a net loss of $29,935, imputed interest on shareholder loan of $376, accounts payable of $200 and increase in prepaid expenses of $4,000. Net cash flows used in operating activities was $33,788 for the period from inception (April 14, 2011) to May 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2012 net cash provided by financing activities was $30,600, received from proceeds from issuance of common stock and loan from Director.  For the period from inception (April 14, 2011) to May 31, 2012, net cash provided by financing activities was $33,900 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2012 and May 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief

Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2) We did not maintain appropriate cash controls – As of May 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As at May 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Konstantin Kupert 1659 Donovalska St., Suite 32, Prague 14800, Czech Republic	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Konstantin Kupert has acted as our President, Treasurer, Secretary and sole Director since our incorporation on April 14, 2011. Since 2003 to 2009 Mr. Kupert owned and operated diving center “Discovery”. In 2009 he sold his diving center and set up new company, Transtrade Ltd. Since that, Mr. Kupert has been working as CEO of this company. Transtrade Ltd. is involved in international trade.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on April 14, 2011  to May 31, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Konstantin Kupert, President, Secretary and Treasurer
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Konstantin Kupert 1659 Donovalska St., Suite 32, Prague 14800 Czech Republic	2,700,000 shares of common stock (direct)	78.60%

The percent of class is based on 3,435,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended May 31, 2012, we incurred  approximately  $7,700 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DILMAX CORP.
Dated: August 6, 2012	By: /s/ Konstantin Kupert
Konstantin Kupert, President and Chief Executive Officer and Chief Financial Officer