Form 10-Q
period 2012-08-31
DILMAX CORP.
filed 2012-10-11
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______

Commission File Number: 333-175525

DILMAX CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0365611
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2360 Corporate Circle Suite 400, Henderson,	89074
NV
(Address of principal executive offices)	(Zip Code)

(855) 426-2647
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [ x ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

The number of shares outstanding of the Company's Common Stock as of October 9, 2012 was 3,435,000.

DILMAX CORP.
TABLE OF CONTENTS

DILMAX CORP.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	AUGUST 31, 2012	MAY 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$112	$112
Prepaid Expenses	2,150	4,000
Total Current Assets	2,262	4,112
TOTAL ASSETS	2,262	4,112
LIABILITIES
Accounts Payable	$-	$200
Advances from Shareholders	13,650	9,150
TOTAL LIABILITIES	13,650	9,350
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,435,000 shares issued and outstanding	3,435	3,435
Additional paid-in-capital	21,856	21,691
Deficit accumulated during the development stage	(36,679)	(30,364)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,388)	(5,238)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,262	$4,112

See accompanying notes to financial statements

DILMAX CORP.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			FOR THE
			PERIOD
	THREE		FROM APRIL
	MONTHS		14, 2011
	ENDED	THREE MONTHS	(INCEPTION)
	AUGUST 31,	ENDED AUGUST	TO
	2012	31, 2011	AUGUST 31, 2012
EXPENSES
General & Administrative Expenses	$6,315	$5,611	$36,679
TOTAL EXPENSES	6,315	5,611	36,679
NET LOSS FROM OPERATIONS	(6,315)	(5,611)	(36,679)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(6,315)	$(5,611)	$(36,679)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,435,000	2,700,000

See accompanying notes to financial statements

DILMAX CORP.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FOR THE PERIOD
			FROM APRIL 14,
	THREE MONTHS	THREE MONTHS	2011
	ENDED AUGUST	ENDED AUGUST	(INCEPTION) TO
	31, 2012	31, 2011	AUGUST 31, 2012
Cash Flows from Operating Activities
Net Income (Loss)	$(6,315)	$(5,611)	$(36,679)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Imputed interest on shareholder loan	165	67	541
Changes in operating assets and liabilities:
Increase in Accounts Payable	(200)	-	-
Prepaid expenses	1,850	-	(2,150)
Net Cash (used in) Operating Activities	(4,500)	(5,544)	(38,288)
Cash Flows from Financing Activities
Loans from Shareholders	4,500	3,000	13,650
Sale of Common Shares	-	-	24,750
Net Cash provided by Financing Activities	4,500	3,000	38,400
Increase (Decrease) in Cash and Cash Equivalents	0	(2,544)	112
Cash and Cash Equivalents at Beginning of Period	112	2,871	-
Cash and Cash Equivalents at End of Period	$112	$327	$112
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

DILMAX CORP.

(A Development Stage Company)
Notes to Financial Statements
August 31, 2012
(Unaudited)

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

DILMAX CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The Company’s business is on-line distribution of music for fitness. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through August 31, 2012 the Company has accumulated losses of $36,679.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,679 as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2012 the Company's bank deposits did not exceed the insured amounts. The Company had $112 cash as at August 31, 2012 on its bank account.

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

As of August 31, 2012 the Company had 3,435,000 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

On May 10, 2011, a Director purchased 2,700,000 shares of common stock at a price of $0.001 per share for cash of $2,700.

The Director loaned $13,650 to the Company to pay for business expenses relating to banking and incorporation fees. This loan is non-interest bearing, due upon demand and unsecured. Imputed interest of $165 charged to additional paid in capital.

NOTE 6- INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of $36,679 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – PREPAID EXPENSES

On November 2011 the Company prepaid $8,000 to a third party for a service period of a year. As of August 31, 2012, the Company amortized a total of $5,850 and the remaining $2,150 is recorded as prepaid to be applied to future period. For the three month period ended August 31, 2012 the Company amortized total of $1,850.

NOTE 8 - SUBSEQUENT EVENT

On October 1, 2012, Konanstin Kupert, the Registrant’s principal shareholder, President, Chief Executive Officer, Chief Financial Officer and Director, consummated the sale of Mr. Kupert’s 2,700,000 shares (the “Shares”) of the Registrant’s Common Stock to Genie O’Malley. The acquisition of the Shares, which represent 78.6% of the Registrant’s shares of outstanding Common Stock, resulted in a change of the Registrant. The purchase price of the Shares was $350,000.

Also on October 1, 2012, in connection with the sale of the Shares, Ms. O’Malley was appointed a Director of the Registrant and, upon Mr. Kupert’s resignation, was appointed to serve as the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

Three month period ended August 31, 2012 compare to the three month period ended August 31, 2011.

Our net loss for the three month period ended August 31, 2012 was $6,315 compared to a net loss of $5,611 for the three month period ended August 31, 2011. During the three month period ended August 31, 2012, we did not generate any revenue.

During the three month period ended August 31, 2012, we incurred general and administrative expenses of $6,315 compared to $5,611 incurred during the three month period ended August 31, 2011. General and administrative expenses incurred during the three month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 3,435,000 for the three month period ended August 31, 2012.

Liquidity and Capital Resources

Three month period ended August 31, 2012

As at August 31, 2012, our current assets were $2,262 compared to $4,112 in current assets at May 31, 2012. As at August 31, 2012, current assets were comprised of $112 in cash and $2,150 in prepaid expenses. As at August 31, 2012, our current liabilities were $13,650. Current liabilities were comprised of $13,650 in advances from director.

Stockholders’ deficit increased from $5,238 as at May 31, 2012 to $11,388 as at August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2012, net cash flows used in operating activities was $4,500 consisting of a net loss of $6,315, prepaid expenses of $1,850, imputed interest of $165 and increase in accounts payable of $200. Net cash flows used in operating activities was $38,288 for the period from Inception on April 14, 2011 to August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2012 net cash provided by financing activities was $4,500 received from Director’s loan. For the period from Inception on April 14, 2011 to August 31, 2012 net cash provided by financing activities was $38,400 received from Director’s loan and sale of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DILMAX CORP.

Dated: October 11, 2012	By:	/s/ Genie O’Malley
Name: Genie O’Malley
Title: President, Chief Executive Officer,
Chief Financial Officer, Secretary and
Treasurer (Principal Executive Officer and
Principal Financial Officer)