Form 10-Q
period 2012-11-30
DILMAX CORP.
filed 2013-03-01
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-175525

LIVING BREATH PROJECT, INC.
(formerly known as Dilmax Corp.)
(Exact name of registrant as specified in its charter)

Nevada	99-0365611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle Suite 400, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

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
Yes [X]     No [   ]

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
Yes [   ]     No [X]

The number of shares outstanding of the Company's Common Stock as of March 1, 2013 was 28,334,694.

LIVING BREATH PROJECT, INC.
TABLE OF CONTENTS

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2012	May 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,744	$8,452
Prepayments and other current assets	-	4,000

Total Current Assets	1,744	12,452

PROPERTY AND EQUIPMENT
Property and equipment	8,340	-
Accumulated depreciation	(894)	-

PROPERTY AND EQUIPMENT, net	7,446	-

PATENT
Patent	-
Accumulated amortization	-	-

PATENT, net	-	-

Total Assets	$9,190	$12,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$25,493	$200
Advances from stockholders	13,650	9,150

Total Current Liabilities	39,143	9,350

Total Liabilities	39,143	9,350

STOCKHOLDERS' EQUITY:
Proferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized; 28,334,694 and 28,208,694 shares issued and outstanding, respectively	28,335	28,209
Additional paid-in capital	5,970,425	5,934,451
Deficit accumulated during the development stage	(6,028,713)	(5,959,558)

Total Stockholders' Equity (Deficit)	(29,953)	3,102

Total Liabilities and Stockholders' Equity (Deficit)	$9,190	$12,452

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Six Months	For the Three Months	For the Six Months	For the Three Months	December 27, 2005
	Ended	Ended	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2012	November 30, 2011	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$1,596	$798	$279,580

Cost of Goods Sold	-	-	-	-	139,897

Gross Margin	-	-	1,596	798	139,683

Operating Expenses
Professional fees	51,993	51,993	-	-	$849,327
Salary and wages - officers	10,762	10,762	-	-	14,262
Stock compensation	-	-	-	-	3,831,745
General and administrative expenses	6,400	6,400	32,635	16,317	1,473,062

Total operating expenses	69,155	69,155	32,635	16,317	6,168,396

Loss from Operations	(69,155)	(69,155)	(31,039)	(15,519)	(6,028,713)

Other (Income) Loss
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-
Other (income) expense	-	-	-	-	-

Other (income) expense, net	-	-	-	-	-

Loss before Income Tax Provision	(69,155)	(69,155)	(31,039)	(15,519)	(6,028,713)

Income Tax Provision	-	-	-	-	-

Net Loss	$(69,155)	$(69,155)	$(31,039)	$(15,519)	$(6,028,713)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	12,374,809	14,466,253	8,292,858	8,195,901

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 27, 2005 (Inception) through November 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, May 31, 2012	28,208,694	$28,209	$5,934,451	$(5,959,558)	$3,102

Shares issued in reverse merger acquision on November 6, 2012	18,029,694	18,030	5,991,868	-	6,009,898

Reverse acqusition adjustment	(17,903,694)	(17,904)	(5,956,144)	-	(5,956,144)

Capital Contribution			250	-	250

Net loss				(69,155)	(69,155)

Balance, November 30, 2012	28,334,694	$28,335	$5,970,425	$(6,028,713)	$(29,953)

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	December 27, 2005
	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,155)	$(31,039)	$(6,028,713)
	-
Adjustments to reconcile net loss to net cash used in operating activities
Imputed Interest	-	-	-
Depreciation expense	894	-	894
Stock compensation	-	-	3,831,745
Changes in operating assets and liabilities:
Prepayments and other current assets	2,150	-	2,150
Accounts payable		-	-
Accrued expenses and other current liabilities	25,493	-	25,493

Net cash used in operating activities	(40,618)	(31,039)	(2,167,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,340)	-	(8,340)
Proceeds from disposal of property and equipment	-		-

Net cash used in investing activities	(8,340)	-	(8,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in acquisition	112	21,717	112
Proceeds from sale of common stock	-	-	-
Capital contribution	42,250	31,228	2,177,968

Net cash provided by financing activities	42,362	52,945	2,178,080

Net change in cash	(6,596)	21,906	1,744

Cash at beginning of the period	8,340	-	-

Cash at end of the period	$1,744	$21,906	$1,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

LIVING BREATH PROJECT, INC.

Notes to Financial Statements
November 30, 2012

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s business original business was on-line distribution of music for fitness. On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 shares (the “Merger Shares”) of the Company’s newly issued shares of common stock, par value $.001 per share (the Common Stock”). Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effected a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

In connection with the Merger, the Company entered into an exclusive licensing agreement with O’Malley Lifestyle, Inc. a holding company and provider of services of online, social media, marketing, education and products developed by Genie O’Malley, the Company’s sole officer and director (“OML”). Following the Merger, the Company adopted the business plan of iBreathe and OML to provide proprietary and integrated products, services, education and film that can assist individuals to awaken stillness, direction, health and all over well-being using cleansing language life. The Company also intends to undertake a global research initiative studying the benefits of cleansing emotions individually and how this process can motivate change, healing and support within communities. An organization is deeply passionate about recidivism, those that suffer within it and how communities can become free of the financial and emotional burdens presented by recidivism.

iBreathe, Inc.

iBreathe, Inc, a development stage company (“Predecessor”) was incorporated on December 27, 2005 in the state of Delaware. On July 9, 2008, it merged with iBreathe, Inc., a Minnesota corporation.

The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated minor revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 2005 through November 30, 2012 the Company has accumulated losses of $6,028,713.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $6,028,713 as of November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities". ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2012 the Company's bank deposits did not exceed the insured amounts. The Company had $1,744 in cash at November 30, 2012 in its bank account.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company's financial instruments consist principally of cash and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is May 31.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income", which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Restructuring is a Troubled Debt Restructuring". This amendment explains which modifications constitute troubled debt restructurings ("TDR"). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other: Testing Goodwill for Impairment" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "Balance Sheet: Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 "Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital of the Company is 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated "blank check" preferred stock, par value $0.001 per share. On May 10, 2011 the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700 to the Company's founder.

For the year ended May 31, 2012, the Company issued 735,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

On November 6, 2012, the Company issued of 6,009,898 shares of Common Stock in connection it merger with iBreathe, Inc., a Minnesota corporation.

On November 6, 2012, the Company authorized 3-for-1 forward stock split.

As of November 30, 2012, the Company had 28,334,694 shares of common stock issued and outstanding on a post-split basis.

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

NOTE 6- INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of $6,028,713 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - PREPAID EXPENSES

On November 2011, the Company prepaid $8,000 to a third party for a service period of a year. As of August 31, 2012, the Company amortized a total of $5,850 and the remaining $2,150 is recorded as prepaid to be applied to future period. For the three month period ended November 30, 2012, the Company amortized total of $2,150.

NOTE 8 - SUBSEQUENT EVENT

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s business original business was on-line distribution of music for fitness. On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 shares (the “Merger Shares”) of the Company’s newly issued shares of common stock, par value $.001 per share (the Common Stock”). Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effected a three-for-one forward-split of its Common Stock for shareholders of record as of October 11, 2012.

In connection with the Merger, the Company entered into an exclusive licensing agreement with O’Malley Lifestyle, Inc. a holding company and provider of services of online, social media, marketing, education and products developed by Genie O’Malley, the Company’s sole officer and director (“OML”). Following the Merger, the Company adopted the business plan of iBreathe and OML to provide proprietary and integrated products, services, education and film that can assist individuals to awaken stillness, direction, health and all over well-being using cleansing language life. The Company also intends to undertake a global research initiative studying the benefits of cleansing emotions individually and how this process can motivate change, healing and support within communities. An organization deeply passionate about recidivism, those that suffer within it and how communities can become free of the financial and emotional burdens presented by recidivism.

Three month period ended November 30, 2012 compare to the three month period ended August 31, 2011.

Our net loss for the three month period ended November 30, 2012 was $69,155 compared to a net loss of $15,519 for the three month period ended November 30, 2011. During the three month period ended November 30, 2012, we did not generate any revenue.

During the three month period ended November 30, 2012, we incurred operating expenses of $69,155 compared to $16,317 incurred during the three month period ended August 31, 2011. General and administrative expenses incurred during the three month period ended November 30, 2012 were generally related to corporate overhead, financial, administrative services and professional.

The weighted average number of shares outstanding was 14,466,253 for the three month period ended November 30, 2012.

Liquidity and Capital Resources

Three month period ended November 30, 2012

As of November 30, 2012, our current assets were $9,190 compared to $12,452 in current assets at May 31, 2012. As of November 30, 2012, current assets were comprised of $1,744 in cash and $7,446 in property & equipment, net of depreciation. As of November 30, 2012, our current liabilities were $39,143. Current liabilities were comprised of $25,493 in accrued expenses and $13,650 in advances from director.

Stockholders’ deficit (increased) from $5,959,558 as of May 31, 2012 to $6,028,713 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2012, net cash flows used in operating activities was $40,618 consisting of a net loss of $69,155, decrease in prepaid expenses of $2,150, depreciation of $894 and increase in accrued expenses of $25,493. Net cash flows used in operating activities was $2,167,996 for the period from Inception on December 27, 2005 to November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2012 net cash provided by financing activities was $42,362, received from capital contributions. For the period from Inception on December 27, 2005 to November 30, 2012 net cash provided by financing activities was $2,178,080 received from capital contributions.

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

Not required for smaller reporting companies.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6, 2012, the Company issued of 6,009,898 shares of Common Stock in connection it merger with iBreathe, Inc., a Minnesota corporation.

On November 6, 2012, the Company effectuated 3-for-1 forward stock split.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

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

LIVING BREATH PROJECT, INC.

Dated: March 1, 2013	By:	/s/	Genie O’Malley
			Name:	Genie O’Malley
			Title:	President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)