Form 10-Q
period 2013-02-28
Living Breath Project, Inc.
filed 2013-04-19
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
Yes [   ] No [ x ]

The number of shares outstanding of the Company's Common Stock as of April 19, 2013 was 28,480,613.

LIVING BREATH PROJECT, INC.
TABLE OF CONTENTS

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Balance Sheets

	February 28, 2013	May 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$26,147	$8,340

Total Current Assets	26,147	8,340

PROPERTY AND EQUIPMENT
Property and equipment	8,340	-
Accumulated depreciation	(1,341)	-

PROPERTY AND EQUIPMENT, net	6,999	-

Total Assets	$33,146	$8,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$18,384	$-
Advances from stockholders	13,538	-

Total Current Liabilities	31,922	-

Total Liabilities	31,922	-

STOCKHOLDERS' EQUITY:
Proferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized; 28,480,613 and 17,903,694 shares issued and outstanding, respectively	28,481	17,904
Additional paid-in capital	6,116,198	5,949,994
Deficit accumulated during the development stage	(6,143,455)	(5,959,558)

Total Stockholders' Equity	1,224	8,340

Total Liabilities and Stockholders' Equity	$33,146	$8,340

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months	December 27, 2005
	Ended	Ended	Ended	Ended	(inception) through
	February 28, 2013	February 28, 2013	February 29, 2012	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$-	$-	$1,914	$292	$279,580
Cost of Goods Sold	-	-	-	-	139,897
Gross Margin	-	-	1,914	292	139,683
Operating Expenses
Professional fees	70,034	18,041	-	-	$867,368
Compensation - officers	71,748	60,986	-	-	75,248
Stock compensation	-	-	-	-	3,831,745
General and administrative expenses	42,115	35,715	478,875	419,045	1,508,777
Total operating expenses	183,897	114,742	478,875	419,045	6,283,138
Loss from Operations	(183,897)	(114,742)	(476,961)	(418,753)	(6,143,455)
Income Tax Provision	-	-	-	-	-
Net Loss	$(183,897)	$(114,742)	$(476,961)	$(418,753)	$(6,143,455)
Net Loss per Common Share - Basic and Diluted	$-0.01	$-0.00	$-0.03	$-0.02
Weighted average common shares outstanding: - basic and diluted	22,625,000	28,385,769	18,029,694	18,029,694

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(fka Dilmax Corp)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the nine months ended February 28, 2013
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Balance, May 31, 2012	17,903,694	$17,904	$5,949,994	$(5,959,558)	$8,340
Shares issued for cash at $1.00 per share	42,000	42	41,958	-	42,000
Shares issued in reverse merger acquision on November 6, 2012	18,029,694	18,030	5,991,868	-	6,009,898
Reverse acqusition adjustment	(7,640,694)	(7,641)	(6,013,645)	-	(6,021,286)
Capital Contribution			250	-	250
Shares issued for cash at $1.00 per share	145,919	146	145,773	-	145,919
Net loss				(183,897)	(183,897)
Balance, February 28, 2013	28,480,613	$28,481	$6,116,198	$(6,143,455)	$1,224

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	December 27, 2005
	Ended	Ended	(inception) through
	February 28, 2013	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,897)	$(476,961)	$(6,143,455)
	-
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,341	-	1,341
Stock compensation	-	-	3,831,745
Changes in operating assets and liabilities:
Prepayments and other current assets	2,150	-	2,150
Accrued expenses and other current liabilities	18,384	-	18,384

Net cash used in operating activities	(162,022)	(476,961)	(2,289,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,340)	-	(8,340)

Net cash used in investing activities	(8,340)	-	(8,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in acquisition	112	-	112
Proceeds from sale of common stock	187,919	476,993	2,324,072
Capital contribution	250	-	250

Net cash provided by financing activities	188,169	476,993	2,324,322

Net change in cash	17,807	32	26,147

Cash at beginning of the period	8,340	-	-

Cash at end of the period	$26,147	$32	$26,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

LIVING BREATH PROJECT, INC.

Notes to Financial Statements
February 28, 2013

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 7,000,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”) from Konstantin Kupert, resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders. On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 pre-split shares (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The merger was accounted for as a reverse merger using the purchase method of accounting, with the former shareholders of iBreathe controlling approximately 64% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, iBreathe was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of iBreathe and include the results of operations of iBreathe since incorporation on December 27, 2005, and the results of operations of the Company since the date of acquisition on November 6, 2012. Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effected a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

Following the Merger, the Company adopted the business plan of iBreathe to provide proprietary and integrated products, services, education and film that can assist individuals to awaken stillness, direction, health and all over well-being using cleansing language of life. The Company has also been developing its website, product distribution procedures, and social media plan. The Company also intends to undertake a global research initiative studying the benefits of cleansing emotions individually and how this process can motivate change, healing and support within communities. The Company is an organization which is deeply passionate about recidivism, those who suffer within it and how communities can become free of the financial and emotional burdens presented by recidivism.

IBreathe, Inc.

iBreathe, Inc. (iBreathe”), a development stage company was incorporated on December 27, 2005 in the state of Delaware. On July 9, 2008, iBreathe was redomiciled as a Minnesota corporation by virtue of a merger with iBreathe, Inc., a Minnesota corporation.

The Company is in the development stage as defined under Accounting Standard Codification, Development Stage Entities (“ASC-915”). The Company has generated minor revenues to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 2005 through February 28, 2013 the Company has accumulated losses of $6,143,455.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $6,143,455 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed form 10-Q and Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2013, the Company's bank deposits did not exceed the insured amounts. The Company had $26,147 in cash in its bank account at February 28, 2013.

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

The weighted average number of shares used in computing the loss per share has been adjusted to give effect to the reverse merger described in Note 1.

Fiscal Periods

The Company's fiscal year end is May 31.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share. On May 10, 2011 the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700 to the Company’s founder and former sole officer and director, Konstantin Kupert.

For the year ended May 31, 2012, the Company issued 735,000 pre-split shares of common stock at a price of $0.03 per share for total cash proceeds of $22,050.

On November 6, 2012, the Company issued 6,009,898 pre-split shares of Common Stock in connection with its merger with iBreathe, Inc., a Minnesota corporation.

On November 6, 2012, the Company effectuated 3-for-1 forward stock split.

From December 3, 2012 through February 14, 2013, the Company sold 145,919 shares of its common stock for cash at the price of $1.00 per share for the total cash proceeds of $145,919.

As of February 28, 2013, the Company had 28,480,613 shares of common stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTONS

A former director loaned $13,650 to the Company to pay for business expenses relating to banking and incorporation fees. This loan is non-interest bearing, due upon demand and unsecured. Imputed interest of $165 was charged to additional paid in capital and $112 was repaid. The total balance owed as of February 28, 2013 is $13,538.

Compensation paid to the Company’s current President amounted to $60, 986 and $71,748 for the three and nine months ended February 28, 2013.

Effective April 18, 2013, the Company rescinded a licensing agreement with O’Malley Lifestyle, Inc. a company controlled by Genie O’Malley, the Company’s sole officer and director. The Company determined it did not require rights the agreement intended to license to the Company.

NOTE 6- INCOME TAXES

As of February 28, 2013, the Company had Federal tax net operating loss carry forwards of approximately $2 million that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

Effective April 18, 2013, the Company rescinded a licensing agreement with O’Malley Lifestyle, Inc. a company controlled by Genie O’Malley, the Company’s sole officer and director. The Company determined it did not require rights the agreement intended to license to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s business original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 7,000,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”) from Konstantin Kupert, resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders. On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 shares (the “Merger Shares”) of the Company’s newly issued shares of common stock, par value $.001 per share (the Common Stock”). The merger was accounted for as a reverse merger using the purchase method of accounting, with the former shareholders of iBreathe controlling approximately 64% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, iBreathe was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of iBreathe and include the results of operations of iBreathe since incorporation on December 27, 2005, and the results of operations of the Company since the date of acquisition on November 6, 2012. Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effected a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

Following the Merger, the Company adopted the business plan of iBreathe to provide proprietary and integrated products, services, education and film that can assist individuals to awaken stillness, direction, health and all over well-being using cleansing language life. The Company has developed its products line of forty-nine (49) protocols and associated materials, books, film, etc. which will be the Company’s main revenue stream. The Company has also been developing its website, product distribution procedures, and social media plan. The Company also intends to undertake a global research initiative studying the benefits of cleansing emotions individually and how this process can motivate change, healing and support within communities. The Company is an organization which is deeply passionate about recidivism, those who suffer within it and how communities can become free of the financial and emotional burdens presented by recidivism.

Three month period ended February 28, 2013 compared to the three month period ended February 29, 2012.

Our net loss for the three month period ended February 28, 2013 was $114,742 compared to a net loss of $418,753 for the three month period ended February 29, 2012. During the three month and nine month periods ended February 28, 2013, we did not generate any revenue.

During the three month period ended February 28, 2013, we incurred operating expenses of $114,742 compared to $419,045 incurred during the three month period ended February 29, 2012. General and administrative expenses incurred during the three month period ended February 28, 2013 were generally related to corporate overhead, financial, administrative services and professional fees.

Liquidity and Capital Resources

Three month period ended February 28, 2013

As of February 28, 2013, our current assets were $26,147 compared to $8,340 in current assets at February 29, 2012. As of February 28, 2013, our current liabilities were $31,922. Current liabilities were comprised of $18,384 in accrued expenses and $13,358 in advances from our former sole officer and director.

Accumulated deficit increased from $5,959,558 as of May 31, 2012 to $6,143,455 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2013, net cash flows used in operating activities was $162,022 consisting of a net loss of $183,897, decrease in prepaid expenses of $2,150, depreciation of $1,341 and increase in accrued expenses of $18,384. Net cash flows used in operating activities was $2,289,835 for the period from Inception on December 27, 2005 to February 28, 2013 consisting mostly of accumulated losses net of stock compensation.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 28, 2013 net cash provided by financing activities was $188,169 consisting mostly from the sale of capital stock in fiscal 2013. For the period from Inception on December 27, 2005 to February 28, 2013 net cash provided by financing activities was $2,324,322 consisting mainly of proceeds from the sale of capital stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses through revenues from sales of the Company’s products and services, with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no material change in our internal control over financial reporting during the three-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From December 3, 2012 through February 14, 2013, the Company sold 145,919 shares of its common stock for cash at the price of $1.00 per share for the total cash proceeds of $145,919.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective April 18, 2013, the Company rescinded a licensing agreement with O’Malley Lifestyle, Inc. a company controlled by Genie O’Malley, the Company’s sole officer and director. The Company determined it did not require rights the agreement intended to license to the Company.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Included in Exhibit 31.1
(2)	Included in Exhibit 32.1
(3)

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVING BREATH PROJECT, INC.

Dated: April 19, 2013	By:	/s/	Genie O’Malley
		Name:	Genie O’Malley
		Title:	President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)