Form 10-K
period 2013-05-31
Living Breath Project, Inc.
filed 2013-09-27
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 31, 2013

333-175525
Commission File Number

LIVING BREATH PROJECT, INC.
(Name of Business Issuer in Its Charter)

Nevada	99-0365611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle Suite 400, Henderson, Nevada, 89074
(Address of principal executive offices)

800-422-0691
(Issuer's telephone number, including area code)

Securities Registered Pursuant To Section 12(b) of the Act: None

Securities Registered Pursuant To Section 12(g) of the Act:	Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes [   ]     No [X]

As of September 27, 2013, there were 35,942,913 shares of common stock of the registrant issued and outstanding.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of November 30, 2012, was $0.00.

ii

iii

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

References in this Annual Report on Form 10-K (the “Annual Report”) to “we”, “us,” “our,” “Registrant,” “the Company,” “Living Breath” mean Living Breath Project, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM I: BUSINESS

Corporate History

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 8,100,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders.

                          On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 pre-split shares (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The merger was accounted for as a reverse merger using the purchase method of accounting, with the former shareholders of iBreathe controlling approximately 64% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, iBreathe was deemed to be the acquirer for accounting purposes. In connection with the Merger, the Company entered into an exclusive licensing agreement with O’Malley Lifestyle, Inc. a holding company and provider of services of online, social media, marketing, education and products developed by Genie O’Malley, the Company’s sole officer and director. Effective April 18, 2013, the Company rescinded the licensing agreement with O’Malley Lifestyle, Inc. as the Company determined it did not require rights the agreement intended to license to the Company.

             Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effect a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

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

Company Overview

            Living Breath Project, Inc. (LBP) is an innovative lifestyle company that focuses on delivering its unique and proprietary emotional wellness process, called the ‘Living Breath Emotional Brain Technology.’ The company’s pioneering product is its three-step process that combines self-analysis, breath, and language and has been developed, tested, and delivered in four key markets as products, education, film, and services that are today recognized as the Living Breath Series. Living Breath Project is the proprietary services, education, and holding company of the Living Breath Series pioneered by the company’s founder, Genie O’Malley.

            Through the LBP Emotional Brain Technology, lifestyle enhancement products, training and education, the Living Breath Project aims to assist in dropping the high rates of drug addiction that break the prosperity and potential of communities. It aims to reunite and cleanse families from the language of addiction and incarceration, as well as re-educate communities on bridging the gap that is created through the brokenness of addiction. In the past four years, Living Breath Project has completed community case studies under the name Clear Mind Experience, Clear Mind System, and Clear Mind Healthy Planet. During these case studies, community incubators were set up where Genie O’Malley and members of her staff immersed themselves in communities to create incubators to study heroin addiction, opioid addiction, stress, anxiety, ADHD, PTSD, ADD, violence and depression protocols within the community. Participants had full access to Ms. O’Malley and her staff during this research initiative. It was a vital part of the research initiative as Living Breath Project gained valuable knowledge and insight into the causes of the breakdown of communities and how we can assess participants in order for a community to support their healing into emotional wellness.

            Living Breath Project (LBP), has been developing a Global Community Research Initiative that is aimed to provide neuroscience with various studies on the benefits of dissolving unconscious language from within the emotional brain that engages us in behaviors that can be self-destructive to ourselves and our communities as a whole. The Living Breath Emotional Brain Technology In-Home Programs are the daily in-home practice which allow participants to become free of conditions, obstacles and limitations that are created through depression, anxiety, addiction, stress, breakdowns within relationships, loss, abuse, trauma, and fears that play out in daily life.

Website

Our website address is www.livingbreathproject.com.

            We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Available Information

The Company is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 F Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

Our Information

            Our registered offices are currently located at 2360 Corporate Circle Suite 400, Henderson, Nevada, 89074 and our telephone number is (800) 422-0691. We can be contacted by email at info@livingbreathproject.com.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

            We have very limited funds, and such funds are not adequate to develop our current business plan. We believe that for our company to be successful, we will be required to spend significant sums to market our products. If the sales of our products do not enable us to meet this need, our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

            We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving and changing markets. Such risks include the following:

  the nature of our competition and our ability to effectively market the Company’s products and services;
  ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
  dependence upon key personnel to market and sell our products and services and the loss of one of our key managers may adversely affect the marketing of our services.

            We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

Because our auditors have issued a going concern opinion, there is substantial doubt about our ability to continue as a going concern.

            Our report from our independent registered public accounting firm for the year ended May 31, 2013 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After this offering, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We need external funding to sustain and grow our business and if we cannot find this funding on acceptable terms, we may have to curtail our operations and we may not be able to implement our business plan which would reduce our revenues.

            We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need approximately $700,000 to $1,000,000 to run our business for the next twelve months.

            The financing we need may not be available on terms acceptable to us or at all. We currently have no bank borrowings and we may not be able to arrange any debt financing. Additionally, we may not be able to successfully consummate offerings of stock or other securities in order to meet our future capital requirements. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding. If we cannot raise additional capital through issuing stock or creating debt, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

            The worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce our service fees. If the global economic slowdown continues for a significant period or continues to worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

            There can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and create or exacerbate credit issues, cash flow issues and other financial hardships for us and our consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other markets.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

            The market we operate is very competitive and fragmented. We compete with other companies offering educational products, self-help services and more traditional methods of education and training in assisting individuals in improving their lives.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

            Our success is attributable in large part to the management, sales and marketing, and operational and technical expertise of Genie O’Malley, our founder, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Ms. O’Malley performs key functions in the operation of our business. Her loss would have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

            Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

Our management team may not be able to successfully implement our business strategies.

            If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

            Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

  delays in sales resulting from potential customer sales cycles;

  variations or inconsistencies in return on investment models and results;

  delays in demonstrating product performance or installations;

  changes in competition; and

  changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

             We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

  unexpected losses of key employees or customer of the acquired company;

  difficulties integrating the acquired company’s standards, processes, procedures and controls;

  difficulties coordinating new product and process development;

  difficulties hiring additional management and other critical personnel;

  difficulties increasing the scope, geographic diversity and complexity of our operations;

  difficulties consolidating facilities, transferring processes and know-how;

  difficulties reducing costs of the acquired company’s business;

  diversion of management’s attention from our management; and

  adverse impacts on retaining existing business relationships with customers.

RISKS RELATED TO THE SECURITIES MARKETS AND INVESTMENTS IN OUR COMMON STOCK

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

            Genie O’Malley, our sole executive officer and director, holds approximately 63% of the voting power of the outstanding shares of Common Stock. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

            Our common stock is quoted on the OTCQB under the symbol “DMAX” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTCQB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

            The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

            The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

  The increased concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
  variations in quarterly operating results from the expectations of securities analysts or investors;
  revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
  announcements of new attractions or services by us or our competitors;
  reductions in the market share of our services;
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
  general technological, market or economic trends;
  investor perception of our industry or prospects;
  insider selling or buying;
  investors entering into short sale contracts;
  regulatory developments affecting our industry; and
  additions or departures of key personnel.

            Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

            We may seek the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

            A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

            The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

            A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

            Our Articles of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock, $0.001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

            We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

            As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

            We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

            OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

            Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, period we may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

            In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

            A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

            Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS. None.

ITEM 2: PROPERTIES

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS.

From time to time, we may be involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the Over The Counter Bulletin Board under the symbol DMAX and was first quoted on January 31, 2012. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	High	Low

May 31, 2013	$0.51	$0.51
February 28, 2013	$1.55	$0.51
November 30, 2012	$1.50	$1.38
August 30, 2012	$0	$0
May 31, 2012	$0	$0
February 29, 2012	$0	$0
November 30, 2011	$0	$0
August 30, 2011	$0	$0

Common Stock

            Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

            Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Preferred Stock

            The Company's Amended and Restated Articles of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Number of Shareholders.

As of May 31, 2013, a total of 28,642,913 shares of the Company’s common stock were outstanding and held by approximately 30 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 2,205,000 shares are unrestricted. These shares may only be sold in accordance with Rule 144. As of May 31, 2013, there were no warrants and no stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended May 31, 2013, May 31, 2012, and May 31, 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

From March 11, 2013 through May 14, 2013, the Company sold 222,800 shares of its common stock for cash at $1.00 per share or $222,800 in cash.

From November 21, 2012 through February 14, 2013, the Company sold 85,419 shares of its common stock for cash at the price of $1.00 per share for the total cash proceeds of $85,419.

On November 6, 2012, the Company entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) and the shareholders of iBreathe. Pursuant to the Exchange Agreement, the Company issued 6,009,898 pre-split shares of Common Stock to acquire all of the outstanding capital stock of iBreathe.

On November 6, 2012, the Company effectuated 3-for-1 forward stock split.

On September 24, 2013, the Company entered into and consummated a Share Exchange Agreement with O’Malley Lifestyle, Inc., a Nevada corporation (“OML”), a related entity, whereby the Company acquired all of the issued and outstanding capital stock of OML solely in exchange for 7,300,000 newly-issued shares of the Company’s common stock. OML is the owner of the Clear Mind™, Clear Mind Technology™, Clear Mind Cognitive Healing Process™, ClearMind Experience™, iBreathe™ properties and related proprietary service technologies, products and services. At the time of acquisition, OML had no significant assets, liabilities or operations.

Unless noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished

Overview

            Living Breath Project, Inc. (the "Company") was incorporated under the laws of the State of Nevada, on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 8,100,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders.

            On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 pre-split shares (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The merger was accounted for as a reverse merger using the purchase method of accounting, with the former shareholders of iBreathe controlling approximately 64% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, iBreathe was deemed to be the acquirer for accounting purposes. In connection with the Merger, the Company entered into an exclusive licensing agreement with O’Malley Lifestyle, Inc. a holding company and provider of services of online, social media, marketing, education and products developed by Genie O’Malley, the Company’s sole officer and director. Effective April 18, 2013, the Company rescinded the licensing agreement with O’Malley Lifestyle, Inc. as the Company determined it did not require rights the agreement intended to license to the Company.

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

            Living Breath Project, Inc. (LBP) is an innovative lifestyle company that focuses on delivering its unique and proprietary emotional wellness process, called the ‘Living Breath Emotional Brain Technology.’ The company’s pioneering product is its three-step process that combines self-analysis, breath, and language and has been developed, tested, and delivered in four key markets as products, education, film, and services that are today recognized as the Living Breath Series. Living Breath Project is the proprietary services, education, and holding company of the Living Breath Series pioneered by the company’s founder, Genie O’Malley.

            Through the LBP Emotional Brain Technology, lifestyle enhancement products, training and education, the Living Breath Project aims to assist in dropping the high rates of drug addiction that break the prosperity and potential of communities. It aims to reunite and cleanse families from the language of addiction and incarceration, as well as re-educate communities on bridging the gap that is created through the brokenness of addiction. In the past four years, Living Breath Project has completed community case studies under the name Clear Mind Experience, Clear Mind System, and Clear Mind Healthy Planet. During these case studies, community incubators were set up where Genie O’Malley and members of her staff immersed themselves in communities to create incubators to study heroin addiction, opioid addiction, stress, anxiety, ADHD, PTSD, ADD, violence and depression protocols within the community. Participants had full access to Ms. O’Malley and her staff during this research initiative. It was a vital part of the research initiative as Living Breath Project gained valuable knowledge and insight into the causes of the breakdown of communities and how we can assess participants in order for a community to support their healing into emotional wellness.

            Living Breath Project (LBP), has been developing a Global Community Research Initiative that is aimed to provide neuroscience with various studies on the benefits of dissolving unconscious language from within the emotional brain that engages us in behaviors that can be self-destructive to ourselves and our communities as a whole. The Living Breath Emotional Brain Technology In-Home Programs are the daily in-home practice which allow participants to become free of conditions, obstacles and limitations that are created through depression, anxiety, addiction, stress, breakdowns within relationships, loss, abuse, trauma, and fears that play out in daily life.

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

FISCAL YEAR ENDED MAY 31, 2013 COMPARED TO FISCAL YEAR ENDED MAY 31, 2012.

Our net loss for the fiscal year ended May 31, 2013 was $755,868 compared to a net loss of $625,586 for the same period in 2012. During fiscal year ended May 31, 2013, the Company did not generate any revenue.

During the fiscal year ended May 31, 2013, we incurred operating expenses of $755,868 compared to $548,436 incurred during the same period in 2012. These operating expenses incurred during the fiscal year ended May 31, 2013 consisted of: filming and incubator cost of $171,223; professional fees of $307,787; travel expenses of $106,156 and general and administrative expense of $170,702. These operating expenses incurred during the fiscal year ended May 31, 2012 consisted of: filming and incubator cost of $84,069; professional fees of $222,348; travel expenses of $105,148 and general and administrative expense of $136,871.

Operating expenses incurred during fiscal year ended May 31, 2013 compared to fiscal year ended May 31, 2012 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services.

Other (income) expenses incurred during fiscal year ended May 31, 2012 included other (income) of $2,850 and settlement of claim of $80,000.

The weighted average number of common shares outstanding was 23,914,815 for the fiscal year ended May 31, 2013 compared to 18,029,694 for the fiscal year ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2013

As of May 31, 2013, our current assets were $8,157 in cash and our total liabilities were $62,585. As of May 31, 2012, current assets were comprised of $15,415 in cash. As of May 31, 2013, total liabilities were comprised of $20,855 in accounts payable and $41,730 in accrued expenses.

As of May 31, 2013, our total assets were $11,795 comprised of current assets of $8,157 and property of equipment of $3,638, net of accumulated depreciation of $1,228. Stockholders’ deficit was ($50,079) as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the fiscal year ended May 31, 2013, net cash used in operating activities was ($692,311) consisting of a net loss of $755,868, depreciation expense of $972, accounts payable of $20,855 and accrued expenses of $41,730. Net cash used in operating activities was ($625,586) for the same period in 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of common stock and capital contributions. For the fiscal year ended May 31, 2013 net cash provided by financing activities was $685,053, which included $308,219 received from proceeds from issuance of common stock and $376,834 from capital contributions. For the same period in 2012, net cash provided by financing activities was $645,611, received from capital contributions.

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need approximately $700,000 to $1,000,000 to run our business for the next twelve months.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and contributions from affiliated persons. We are currently investigating further capital raising opportunities which may be in the form of either equity or debt, to provide funding for working capital purposes and future business needs. There can be no assurance that such capital raising will be successful, or that even if an offer of financing was received by the Company, it is on terms acceptable to the Company.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended May 31 ,2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 12, 2013, the Company dismissed its independent registered public accounting firm, M&K CPAS, PLLC (“M&K”).

The reports of M&K for each of the years ended May 31, 2012 and May 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The decision to change accountants was approved by the Company’s board of directors on April 12, 2013, and on such date PKF O'Connor Davies, a division of O'Connor Davies, LLP (“PKF”) was engaged as the Company’s new independent registered public accountants. During the two most recent years or any subsequent interim period prior to engaging PKF, the Company did not consult PKF regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

During the Company's two most recent fiscal years and any subsequent interim period preceding April 12, 2013, the date of dismissal of M&K, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of M&K, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" within the two most recent years and any subsequent interim period preceding the dismissal of M&K in connection with its report on the Company’s financial statements.

The Company has engaged PKF as its new independent certified public accounting firm to audit the Registrant’s financial statements as of and for the years ended May 31, 2013 and 2012. During the two most recent years or any subsequent interim period prior to engaging PKF, the Registrant did not consult such firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

  Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer and Chief Financial Officer.

  Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of May 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Framework (“COSO”), our management concluded that our internal control over financial reporting are not effective as of May 31, 2013. In making this assessment, our management used the criteria set forth by the COSO. Based on that evaluation, they concluded that, as of May 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company:( i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(c) Changes in Internal Control Over Financial Reporting

Excluding the change of control of the Company which occurred on October 1, 2012, and subsequent reverse merger on November 6, 2012, there have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes Oxley Act of 2002.

ITEM 9B. Other Information

On September 24, 2013, the Company entered into and consummated a Share Exchange Agreement with O’Malley Lifestyle, Inc., a Nevada corporation (“OML”) whereby the Company acquired all of the issued and outstanding capital stock of OML solely in exchange for 7,300,000 newly-issued shares of the Company’s common stock. OML is the owner of the Clear Mind™, Clear Mind Technology™, Clear Mind Cognitive Healing Process™, ClearMind Experience™, iBreathe™ properties and related proprietary service technologies, products and services.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title

Genie O’Malley	43	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Genie O’Malley, 43, is the founder and President of iBreathe, Inc. and O’Malley Lifestyle, Inc., our wholly-owned subsidiaries and provider of services of online, social media, marketing, education and products of the Living Breath Process which Ms. O’Malley founded and pioneered. Ms. O’Malley has introduced the Living Breath Process to over 200,000 people and has personally evaluated over 50,000 participants. Ms. O’Malley is the author of Complete Earthly Woman. She was also the founder of Movement of the Heart Foundation which provided support breathing therapy to women and children who are victims of domestic and sexual abuse. Because of her status as the founder of the Company’s philosophy and business plan, the Board of Directors felt she was ideally suited to fill these roles.

There are no arrangements, understandings or family relationships pursuant to which our executive officer was selected.

Involvement in Legal Proceedings

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

No executive officer or director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the board of directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation. Instead, the board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board, plus the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of director’s act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

Code Of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. A copy of our code of ethics is available without charge, upon written request to: Living Breath Project, Inc., Attn: Secretary, 2360 Corporate Circle Suite 400, Henderson, Nevada, 89074.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending May 31, 2013, 2012 and 2011; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended May 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and
Principal				Equity	Option	All Other
Position	Year	Salary (1)	Bonus	Awards	Awards	Compensation	Total
Genie O’Malley CEO, CFO, President, Secretary and Treasurer*	2013 2012	— —	— —	— —	— —	— —	— —

Konstantin Kupert (former President, Secretary, Treasurer)**	2012 2011	— —	— —	— —	— —	— —	— —

*Appointed October 1, 2012
**Resigned October 1, 2012

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Genie O’Malley CEO, CFO, President, Secretary and Treasurer*	—	—	—	—	—	—	—	—

EMPLOYMENT AGREEMENTS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of September 27, 2013:

Shareholder	Beneficial Ownership (a)	Percent of Class (b)
Genie O’Malley (1)(2)	21,474,700	63.2%

     (a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

     (b) Based on 33,942,913 shares of our common stock outstanding as of September 27, 2013.

(1) The address for all officers, directors and beneficial owners is 2360 Corporate Circle Suite 400, Henderson, Nevada, 89074.
(2) Includes 975,000 held by Clear Mind Technology Corp. and 5,500,000 shares held by O’Malley Lifestyle, Inc., over which Ms. O’Malley holds voting and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

May, 2013	$$25,500
May, 2012	$$7,700

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

May, 2013	$0
May, 2012	$0

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

May, 2013	$0
May, 2012	$0

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

May 31, 2013	$0
May 31, 2013	$0

ITEM 15 . EXHIBITS

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant.*
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on November 8, 2012, as amended.
# Filed herewith
(1) Included in Exhibit 31.1
(2) Included in Exhibit 32.1

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2013

LIVING BREATH PROJECT, INC.

/s/ Genie O’ Malley
Name: Genie O’ Malley
Title: President, Chief Executive Officer, Chief
Financial Officer, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

	President, Chief Executive Officer, Chief Financial Officer,	September 27,
/s/ Genie O’ Malley	Secretary and Treasurer, Director	2013
Genie O’ Malley	(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant.*
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on November 8, 2012, as amended.
# Filed herewith
(1) Included in Exhibit 31.1
(2) Included in Exhibit 32.1

Living Breath Project, Inc.

(Formerly Dilmax Corp.)

(A Development Stage Company)

May 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at May 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through May 31, 2013	F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 27, 2005 (Inception) through May 31, 2013	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through May 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Living Breath Project, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying consolidated balance sheets of Living Breath Project, Inc. (formerly Dilmax Corp.), a development stage company, (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from December 27, 2005 (inception) through May 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from December 27, 2005 (inception) through May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, at May 31, 2013, the Company had not yet commenced revenue producing operations and had a retained deficit of $1,382,480. The Company had a deficit accumulated during the development stage at May 31, 2013 and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O' Connor Davies
A division of O'Connor Davies, LLP

New York, New York
September 26, 2013

Living Breath Project, Inc.
(Formerly Dilmax Corp.)
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2013	May 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$8,157	$15,415

Total Current Assets	8,157	15,415

PROPERTY AND EQUIPMENT
Property and equipment	4,866	4,866
Accumulated depreciation	(1,228)	(256)

Property and equipment, net	3,638	4,610

Total Assets	$11,795	$20,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,855	$-
Accrued expenses and other current liabilities	41,730	-

Total Current Liabilities	62,585	-

Total Liabilities	62,585	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 28,642,913 and 18,029,694 shares issued and outstanding, respectively	28,643	18,030
Additional paid-in capital	1,303,047	628,607
Deficit accumulated during the development stage	(1,382,480)	(626,612)

Total Stockholders' Equity (Deficit)	(50,790)	20,025

Total Liabilities and Stockholders' Equity (Deficit)	$11,795	$20,025

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(Formerly Dilmax Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	December 27, 2005
	Ended	Ended	(inception) through
	May 31, 2013	May 31, 2012	May 31, 2013

Operating Expenses
Filming and incubator cost	$171,223	$84,069	$255,292
Professional fees	307,787	222,348	530,135
Travel expenses	106,156	105,148	211,304
General and administrative expenses	170,702	136,871	308,599

Total operating expenses	755,868	548,436	1,305,330

Loss from Operations	(755,868)	(548,436)	(1,305,330)

Other (Income) Expense
Other (income) expenses	-	(2,850)	(2,850)
Settlement of claim	-	80,000	80,000

Other (income) expense, net	-	77,150	77,150

Loss before Income Tax Provision	(755,868)	(625,586)	(1,382,480)

Income Tax Provision	-	-	-

Net Loss	$(755,868)	$(625,586)	$(1,382,480)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
- basic and diluted	23,914,815	18,029,694

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(Formerly Dilmax Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 27, 2005 (Inception) through May 31, 2013

	Common Stock Par Value $0.001		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, December 27, 2005 (inception)	-	$-	$-	$-	$-

Common shares issued to founders upon formation	18,029,694	18,030	(17,004)		1,026

Net loss for the period from December 27, 2005 (inception) through May 31, 2011				(1,026)	(1,026)

Balance, May 31, 2011	18,029,694	18,030	(17,004)	(1,026)	-

Contributed capital			645,611		645,611

Net loss				(625,586)	(625,586)

Balance, May 31, 2012	18,029,694	18,030	628,607	(626,612)	20,025

Contributed capital			376,834		376,834

Reverse acqusition adjustment	10,305,000	10,305	(10,305)		-

Issuance of common shares for cash at $1.00 per share	308,219	308	307,911		308,219

Net loss				(755,868)	(755,868)

Balance, May 31, 2013	28,642,913	$28,643	$1,303,047	$(1,382,480)	$(50,790)

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(Formerly Dilmax Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	December 27, 2005
	Ended	Ended	(inception) through
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(755,868)	$(625,586)	$(1,382,480)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	972	256	1,228
Changes in operating assets and liabilities:
Accounts payable	20,855	-	20,855
Accrued expenses and other current liabilities	41,730	-	41,730

Net cash used in operating activities	(692,311)	(625,330)	(1,318,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4,866)	(4,866)

Net cash used in investing activities	-	(4,866)	(4,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity units	308,219	-	308,219
Capital contribution	376,834	645,611	1,023,471

Net cash provided by financing activities	685,053	645,611	1,331,690

Effect of exchange rate changes on cash

Net change in cash	(7,258)	15,415	8,157

Cash at beginning of the period	15,415	-	-

Cash at end of the period	$8,157	$15,415	$8,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(Formerly Dilmax Corp.)
(A Development Stage Company)
May 31, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Living Breath Project, Inc. (Formerly Dilmax Corp.)

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness.

On October 1, 2012, Genie O’Malley acquired 8,100,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”), resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders.

On November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effectuated a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

iBreathe, Inc.

iBreathe, Inc. ("iBreathe”) was incorporated on December 27, 2005 under the laws of the State of Delaware. On July 9, 2008, iBreathe was re-domiciled as a Minnesota corporation by virtue of a merger with iBreathe, Inc., a Minnesota corporation.

Acquisition of iBreathe, Inc. Treated as a Reverse Acquisition

On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 pre-split shares (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The shares issued represented approximately 63.6% of the issued and outstanding common stock immediately after the consummation of the Acquisition Agreement.

As a result of the controlling financial interest of the former stockholder of iBreathe, for financial statement reporting purposes, the merger between the Company and iBreathe has been treated as a reverse acquisition with iBreathe deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of iBreathe (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of iBreathe which are recorded at their historical cost. The equity of the Company is the historical equity of iBreathe retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Note 2 – Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected May 31st as its fiscal year ending date.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary	State or other jurisdiction of	Date of incorporation or formation	Attributable interest
or entity	incorporation or organization	(date of acquisition, if applicable)

iBreathe, Inc.	Minnesota	December 27, 2005	100%

The consolidated financial statements include all accounts of the Company as of May 31, 2013 and for the period from November 6, 2012 (date of acquisition) through May 31, 2013 and iBreathe as of May 31, 2013 and 2012 and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expense and other current liabilities, approximate their fair values because of the short maturity of the instrument.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Income Tax Provision

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended May 31, 2013 or 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the Company’s Net Operating Losses (“NOL’s”) to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially dilutive shares outstanding for the fiscal year ended May 31, 2013 or 2012.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at May 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its operations since inception with the proceeds from the issuance of common stock and capital contributions.

While the Company is attempting to commence operations, further implement its business plan and generate sufficient revenues, the Company’s cash position, if any, may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations, further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	Estimated
	Useful Life
	(Years)	May 31, 2013	May 31, 2012

Computer equipment	5	4,866	4,866

Less accumulated depreciation (ii)		(1,228)	(256)

		$3,638	$4,610

     (i) Depreciation Expense

Depreciation expense was $972 and $256 for the fiscal year ended May 31, 2013 and 2012, respectively.

Note 5 –Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company is authorized to issue is seventy five million (75,000,000) shares with a par value of $0.001, all of which are designated as Common Stock.

Amendment to the Certificate of Incorporation

On November 6, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation, and (i) changed its name to Living Breath Project, Inc.; (ii) increased its total number of shares of all classes of stock which the Company is authorized to issue from Seventy Five Million (75,000,000) shares, inclusive of Seventy Five Million (75,000,000) shares of Common Stock, par value $0.001 per share, to Two Hundred Ten Million (210,000,000) shares, inclusive of (a) Ten Million (10,000,000) shares of Preferred Stock, par value $0.001 per share, and (b) Two Hundred Million (200,000,000) shares of Common Stock, par value $0.001 per share; and (iii) effectuated a 3-for-1 (3:1) forward stock split (the “Stock Split”).

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Common Stock

Immediately prior to the consummation of the Agreement and Plan of Merger on November 6, 2012, the Company had 10,305,000 common shares issued and outstanding.

Upon consummation of the Agreement and Plan of Merger on November 6, 2012, the Company issued 18,029,694 shares of its common stock pursuant to the terms and conditions of the Agreement and Plan of Merger.

Sale of Common Stock or Equity Units

On February 9, 2012, iBreathe settled a shareholder claim, bought back 120,000 shares of iBreathe's capital stock originally sold for $120,000 for $200,000, resulting in $80,000 in settlement of claim.

From March 11, 2013 through May 14, 2013, the Company sold 222,800 shares of its common stock for cash at $1.00 per share or $222,800 in cash.

From November 21, 2012 through February 14, 2013, the Company sold 85,419 shares of its common stock for cash at the price of $1.00 per share for the total cash proceeds of $85,419.

Note 6 – Income Tax Provision

Deferred tax assets

At May 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $1.4 million that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $470,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $257,000 and $213,000 for the fiscal year ended May 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	May 31, 2013	May 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	470,000	213,000

Less valuation allowance	(470,000)	(213,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year		For the Fiscal Year
	Ended		Ended
	May 31, 2013		May 31, 2013

Federal statutory income tax rate	(34.0%	)	(34.0%	)

Change in valuation allowance on net operating loss carry-forwards	34.0		34.0

Effective income tax rate	0.0%		0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined there were certain reportable subsequent event(s) to be disclosed as follows:

On September 24, 2013, the Company entered into and consummated a Share Exchange Agreement with O’Malley Lifestyle, Inc., a Nevada corporation (“OML”), a related entity, whereby the Company acquired all of the issued and outstanding capital stock of OML solely in exchange for 7,300,000 newly-issued shares of the Company’s common stock. OML is the owner of the Clear Mind™, Clear Mind Technology™, Clear Mind Cognitive Healing Process™, ClearMind Experience™, iBreathe™ properties and related proprietary service technologies, products and services. At the time of acquisition, OML had no significant assets, liabilities or operations.