Form 10-Q/A
period 2012-11-30
Living Breath Project, Inc.
filed 2013-10-02
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Explanatory Note: The sole purpose of this Amendment to Living Breath Project, Inc.’s Report on Form 10-Q for the quarter year ended November 30, 2012, filed with the Securities and Exchange Commission on February 28, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibits:

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVING BREATH PROJECT, INC.

Dated: October 2, 2013	By:	/s/	Genie O’Malley
			Name:	Genie O’Malley
			Title:	President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)