Form 10-K/A
period 2013-05-31
Living Breath Project, Inc.
filed 2013-10-02
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to Living Breath Project, Inc.’s Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 27, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ii

ITEM 15 . EXHIBITS

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant.*
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Schema#

101.CAL	XBRL Taxonomy Calculation Linkbase#

101.DEF	XBRL Taxonomy Definition Linkbase#

101.LAB	XBRL Taxonomy Label Linkbase#

101.PRE	XBRL Taxonomy Presentation Linkbase#

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

Dated: October 2, 2013

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

Signature	Title	Date

	President, Chief Executive Officer, Chief Financial Officer,	October 2, 2013
/s/ Genie O’ Malley	Secretary and Treasurer, Director
Genie O’ Malley	(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant.*
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Schema#

101.CAL	XBRL Taxonomy Calculation Linkbase#

101.DEF	XBRL Taxonomy Definition Linkbase#

101.LAB	XBRL Taxonomy Label Linkbase#

101.PRE	XBRL Taxonomy Presentation Linkbase#

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on November 8, 2012, as amended.
# Filed herewith
(1) Included in Exhibit 31.1
(2) Included in Exhibit 32.1