Form 10-Q
period 2013-08-31
Living Breath Project, Inc.
filed 2013-10-15
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes [   ]    No [X]

The number of shares outstanding of the Company's Common Stock as of October 14, 2013 was 28,642,913.

LIVING BREATH PROJECT, INC.
TABLE OF CONTENTS

Living Breath Project, Inc.

(A Development Stage Company)

August 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at August 31, 2013 (Unaudited) and May 31, 2013	F-2

Consolidated Statements of Operations for the Three Months Ended August 31, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through August 31, 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 27, 2005 (Inception) through August 31, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through August 31, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Living Breath Project, Inc.

(A Development Stage Company)
Consolidated Balance Sheets

	August 31, 2013	May 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,729	$8,157

Total Current Assets	1,729	8,157

PROPERTY AND EQUIPMENT
Property and equipment	4,866	4,866
Accumulated depreciation	(1,471)	(1,228)

Property and equipment, net	3,395	3,638

Total Assets	$5,124	$11,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$63,874	$20,855
Accrued expenses and other current liabilities	4,030	41,730
Deposits from stockholder	38,500	-

Total Current Liabilities	106,404	62,585

Total Liabilities	106,404	62,585

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 28,642,913 shares issued and outstanding,	28,643	28,643
Additional paid-in capital	1,303,047	1,303,047
Deficit accumulated during the development stage	(1,432,970)	(1,382,480)

Total Stockholders' Equity (Deficit)	(101,280)	(50,790)

Total Liabilities and Stockholders' Equity (Deficit)	$5,124	$11,795

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.

(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	December 27, 2005
	Ended	Ended	(inception) through
	August 31, 2013	August 31, 2012	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Filming and incubator cost	$38,498	$23,280	$293,790
Professional fees	10,374	134,151	540,509
Travel expenses	-	45,649	211,304
General and administrative expenses	1,618	51,984	310,217

Total operating expenses	50,490	255,064	1,355,820

Loss from Operations	(50,490)	(255,064)	(1,355,820)

Other (Income) Expense
Other (income) expenses	-	-	(2,850)
Settlement of claim	-	-	80,000

Other (income) expense, net	-	-	77,150

Loss before Income Tax Provision	(50,490)	(255,064)	(1,432,970)

Income Tax Provision	-	-	-

Net Loss	$(50,490)	$(255,064)	$(1,432,970)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding: - basic and diluted	28,642,913	18,029,694

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 27, 2005 (Inception) through August 31, 2013
(Unaudited)

	Common Stock Par Value $0.001		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, December 27, 2005 (inception)	-	$-	$-	$-	$-

Common shares issued to founders upon formation	18,029,694	18,030	(17,004)		1,026

Net loss for the period from December 27, 2005 (inception) through May 31, 2011				(1,026)	(1,026)

Balance, May 31, 2011	18,029,694	18,030	(17,004)	(1,026)	-

Contributed capital			645,611		645,611

Net loss				(625,586)	(625,586)

Balance, May 31, 2012	18,029,694	18,030	628,607	(626,612)	20,025

Contributed capital			376,834		376,834

Reverse acqusition adjustment	10,305,000	10,305	(10,305)		-

Issuance of common shares for cash at $1.00 per share	308,219	308	307,911		308,219

Net loss				(755,868)	(755,868)

Balance, May 31, 2013	28,642,913	28,643	1,303,047	(1,382,480)	(50,790)

Net loss				(50,490)	(50,490)

Balance, August 31, 2013	28,642,913	$28,643	$1,303,047	$(1,432,970)	$(101,280)

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.

(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	December 27, 2005
	Ended	Ended	(inception) through
	August 31, 2013	August 31, 2012	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,490)	$(255,064)	$(1,432,970)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	243	243	1,471
Changes in operating assets and liabilities:
Accounts payable	43,019	-	63,874
Accrued expenses and other current liabilities	(37,700)	-	4,030

Net cash used in operating activities	(44,928)	(254,821)	(1,363,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(4,866)

Net cash used in investing activities	-	-	(4,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits from stockholder	38,500	-	38,500
Proceeds from sale of equity units		-	308,219
Capital contribution	-	243,719	1,023,471

Net cash provided by financing activities	38,500	243,719	1,370,190

Effect of exchange rate changes on cash

Net change in cash	(6,428)	(11,102)	1,729

Cash at beginning of the period	8,157	15,415	-

Cash at end of the period	$1,729	$4,313	$1,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Living Breath Project, Inc.
(A Development Stage Company)
August 31, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Living Breath Project, Inc. (Formerly Dilmax Corp.)

Living Breath Project, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness.

On October 1, 2012, Genie O’Malley acquired 8,100,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock”), resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired approximately 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders.

On November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated preferred stock, par value $0.001 per share, and (iii) effectuated a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

iBreathe, Inc.

iBreathe, Inc. ("iBreathe”) was incorporated on December 27, 2005 under the laws of the State of Delaware. On July 9, 2008, iBreathe was re-domiciled as a Minnesota corporation by virtue of a merger with iBreathe, Inc., a Minnesota corporation.

Acquisition of iBreathe, Inc. Treated as a Reverse Acquisition

On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 18,029,694 shares (6,009,898 pre-split shares) (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The shares issued represented approximately 63.6% of the issued and outstanding common stock immediately after the consummation of the Acquisition Agreement.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended May 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2013.

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

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary	State or other jurisdiction of	Date of incorporation or formation	Attributable
or entity	incorporation or organization	(date of acquisition, if applicable)	interest

iBreathe, Inc.	The State of Minnesota	December 27, 2005	100%

The consolidated financial statements include all accounts of the Company as of August 31, 2013 and for the reporting period then ended and iBreathe as of August 31, 2013 and 2012 and for the reporting periods then ended.

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

Income Tax Provision

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended August 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended August 31, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at August 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its operations since inception with the proceeds from the issuance of common stock and capital contributions.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	Estimated Useful
	Life (Years)	August 31, 2013	May 31, 2013

Computer equipment	5	4,866	4,866

Less accumulated depreciation (ii)		(1,471)	(1,228)

		$3,395	$3,638

(i) Depreciation Expense

Depreciation expense was $243 each for the interim period ended August 31, 2013 and 2012, respectively.

Note 5 – Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company was authorized to issue was seventy five million (75,000,000) shares with a par value of $0.001, all of which were designated as Common Stock.

Amendment to the Certificate of Incorporation

On November 6, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation, and (i) changed its name to Living Breath Project, Inc.; (ii) increased its total number of shares of all classes of stock which the Company is authorized to issue from Seventy Five Million (75,000,000) shares, inclusive of Seventy Five Million (75,000,000) shares of Common Stock, par value $0.001 per share, to Two Hundred Ten Million (210,000,000) shares, inclusive of (a) Ten Million (10,000,000) shares of Preferred Stock, par value $0.001 per share, and (b) Two Hundred Million (200,000,000) shares of Common Stock, par value $0.001 per share; and (iii) effectuated a 3-for-1 (1:3) forward stock split (the “Stock Split”).

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

From November 21, 2012 through January 7, 2013, the Company sold 85,419 shares of its common stock for cash at $1.00 per share or $85,419 in cash.

From March 11, 2013 through May 14, 2013, the Company sold 222,800 shares of its common stock for cash at $1.00 per share or $222,800 in cash.

Deposits from Stockholder for Acquisition of Common Stock

From June 14, 2013 through August 22, 2013, a stockholder of the Company deposited $38,500 to acquire shares of the Company’s common stock.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On September 24, 2013, the Company entered into and consummated a Share Exchange Agreement with O’Malley Lifestyle, Inc., a Nevada corporation (“OML”), a related entity, whereby the Company acquired all of the issued and outstanding capital stock of OML solely in exchange for 7,300,000 newly-issued shares of the Company’s common stock. OML is the owner of the Clear Mind™, Clear Mind Technology™, Clear Mind Cognitive Healing Process™, Clear Mind Experience™, iBreathe™ properties and related proprietary service technologies, products and services. At the time of acquisition, OML had no significant assets, liabilities or operations.

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Living Breath Project, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 14, 2011 as Dilmax Corp. The Company’s business original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 7,000,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”) from Konstantin Kupert, resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired approximately 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders. On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, Inc., a Minnesota corporation (“iBreathe”) whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 6,009,898 shares (the “Merger Shares”) of the Company’s newly issued shares of common stock, par value $.001 per share (the Common Stock”). The merger was accounted for as a reverse merger using the purchase method of accounting, with the former shareholders of iBreathe controlling approximately 64% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, iBreathe was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of iBreathe and include the results of operations of iBreathe since incorporation on December 27, 2005, and the results of operations of the Company since the date of acquisition on November 6, 2012. Also on November 6, 2012, the Company amended its Articles of Incorporation to (i) change its name to Living Breath Project, Inc., (ii) increase the number of its authorized shares of capital stock from 75,000,000 to 210,000,000 shares of which (a) 200,000,000 shares were designated common stock, par value $0.001 per share and (b) 10,000,000 were designated “blank check” preferred stock, par value $0.001 per share, and (iii) effected a three-for-one forward-split of its Common Stock for shareholders of record as of November 6, 2012.

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

Three month period ended August 31, 2013 compared to the three month period ended August 31, 2012.

Our net loss for the three month period ended August 31, 2013 was $50,490 compared to a net loss of $255,064 for the three month period ended August 31, 2012. During the three months ended August 31, 2013, we did not generate any revenue. No revenue generated in 3 months ended August 2012 as well

During the three month period ended August 31, 2013, we incurred operating expenses of $50,490 compared to $255,064 incurred during the three month period ended August 31, 2012. Operating expenses incurred during the three month period ended August 31, 2013 were generally related to corporate overhead, financial, administrative services and professional fees.

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, product development and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that; we incurred substantial amount of professional fees in the prior quarter in connection with the reverse merger transaction and we have significantly decreased the product development activities in the current quarter.

Liquidity and Capital Resources

Three month period ended August 31, 2013

As of August 31, 2013, our current assets were $1,729. As of August 31, 2013, our current liabilities were $106,404. Current liabilities were comprised of $4,030 in accrued expense, $38,500 deposits from stockholder and $63,874 in accounts payable.

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it could be obtained on commercially reasonable terms. If we are not able to commence revenue producing operations or obtain the additional financing on a timely basis, we will not be able to continue with our business plan or meet our obligations as they come due.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2013, net cash flows used in operating activities was $44,928 consisting of a net loss of $50,490, depreciation of $243, increase in accounts payable of $43,019, and decrease in accrued expenses of $37,700. Net cash flows used in operating activities was $1,363,595 for the period from Inception on December 27, 2005 to August 31, 2013 consisting mostly of accumulated losses net of changes in operating assets and liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2013 net cash provided by financing activities was $38,500 consisting mostly from deposits from stockholder. For the period from Inception on December 27, 2005 to August 31, 2013 net cash provided by financing activities was $1,370.190 consisting mainly of proceeds from the sale of capital stock and capital contributions.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no material change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)                     Exhibit index.

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

LIVING BREATH PROJECT, INC.

Dated: October 15, 2013	By:	/s/ Genie O’Malley
Name: Genie O’Malley
Title: President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)