Form 10-Q
period 2013-11-30
Drug Free Solution, Inc.
filed 2014-01-24
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

Commission File Number: 333-175525

DRUG FREE SOLUTION INC.
(formerly known as Living Breath Project, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	99-0365611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 4520, East Hampton, NY	11937
(Address of principal executive offices)	(Zip Code)

(800) 422-0691
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
Yes [   ]     No [X]

The number of shares outstanding of the Company's Common Stock as of January 20, 2014 was 35,942,913.

DRUG FREE SOLUTION INC.
TABLE OF CONTENTS

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

(A Development Stage Company)

November 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at November 30, 2013 (Unaudited) and May 31, 2013	F-2

Consolidated Statements of Operations for the Three Months and Six Months Ended November 30, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through November 30, 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 27, 2005 (Inception) through November 30, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2013 and 2012 and for the Period from December 27, 2005 (Inception) through November 30, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Drug Free Solution Inc.
(Formerly Living Breath Project, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2013	May 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$600	$8,157

Total Current Assets	600	8,157

PROPERTY AND EQUIPMENT
Property and equipment	40,866	4,866
Accumulated depreciation	(2,797)	(1,228)

Property and equipment, net	38,069	3,638

Trademarks
Trademarks	7,300	-
Accumulated amortization	(174)	-

Trademarks, net	7,126	-

Website development costs
Website development costs	4,000	-
Accumulated amortization	(224)	-

Website development costs, net	3,776	-

Total Assets	$49,571	$11,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$133,356	$20,855
Accrued expenses and other current liabilities	-	41,730
Deposits from stockholder	135,100	-

Total Current Liabilities	268,456	62,585

Total Liabilities	268,456	62,585

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 35,942,913 shares issued and outstanding	35,943	28,643
Additional paid-in capital	1,303,047	1,303,047
Deficit accumulated during the development stage	(1,557,875)	(1,382,480)

Total Stockholders' Deficit	(218,885)	(50,790)

Total Liabilities and Stockholders' Deficit	$49,571	$11,795

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.
(Formerly Living Breath Project, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Six Months	For the Three Months	For the Six Months	For the Three Months	December 27, 2005
	Ended	Ended	Ended	Ended	(inception) through
	November 30, 2013	November 30, 2013	November 30, 2012	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues Earned during the Development Stage	$2,101	$2,101	$-	$-	$2,101

Operating Expenses
Filming and incubator cost	41,428	2,930	23,617	337	296,720
Professional fees	78,072	67,698	134,651	500	608,207
Research and development	28,010	28,010	-	-	28,010
General and administrative expenses	29,986	28,368	132,508	34,875	549,889

Total operating expenses	177,496	127,006	290,776	35,712	1,482,826

Loss from Operations	(175,395)	(124,905)	(290,776)	(35,712)	(1,480,725)

Other (Income) Expense
Other (income) expenses	-	-	-	-	(2,850)
Settlement of claim	-	-	-	-	80,000

Other (income) expense, net	-	-	-	-	77,150

Loss before Income Tax Provision	(175,395)	(124,905)	(290,776)	(35,712)	(1,557,875)

Income Tax Provision	-	-	-	-	-

Net Loss	$(175,395)	$(124,905)	$(290,776)	$(35,712)	$(1,557,875)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	31,315,443	34,017,903	19,380,680	20,747,123

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.
(Formerly Living Breath Project, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from December 27, 2005 (Inception) through November 30, 2013
(Unaudited)

	Common Stock Par Value $0.001		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, December 27, 2005 (inception)	-	$-	$-	$-	$-

Common shares issued to founders upon formation	18,029,694	18,030	(17,004)		1,026

Net loss for the period from December 27, 2005 (inception) through May 31, 2011				(1,026)	(1,026)

Balance, May 31, 2011	18,029,694	18,030	(17,004)	(1,026)	-

Contributed capital			645,611		645,611

Net loss				(625,586)	(625,586)

Balance, May 31, 2012	18,029,694	18,030	628,607	(626,612)	20,025

Contributed capital			376,834		376,834

Reverse acqusition adjustment	10,305,000	10,305	(10,305)		-

Issuance of common shares for cash at $1.00 per share	308,219	308	307,911		308,219

Net loss				(755,868)	(755,868)

Balance, May 31, 2013	28,642,913	28,643	1,303,047	(1,382,480)	(50,790)

Issuance of common shares for acquisition of OML on September 24, 2013 valued at $7,300	7,300,000	7,300	-		7,300

Net loss				(175,395)	(175,395)

Balance, November 30, 2013	35,942,913	$35,943	$1,303,047	$(1,557,875)	$(218,885)

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.
(Formerly Living Breath Project, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	December 27, 2005
	Ended	Ended	(inception) through
	November 30, 2013	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,395)	$(290,776)	$(1,557,875)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,967	486	3,195
Changes in operating assets and liabilities:
Accounts payable	112,501	-	133,356
Accrued expenses and other current liabilities	(41,730)	-	-

Net cash used in operating activities	(102,657)	(290,290)	(1,421,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,000)	-	(40,866)
Website development costs	(4,000)	-	(4,000)

Net cash used in investing activities	(40,000)	-	(44,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	1,891	-
Deposits from stockholder for Acquisition of Common Stock	135,100	-	135,100
Proceeds from sale of equity units	-	-	308,219
Capital contribution	-	272,984	1,023,471

Net cash provided by financing activities	135,100	274,875	1,466,790

Effect of exchange rate changes on cash

Net change in cash	(7,557)	(15,415)	600

Cash at beginning of the period	8,157	15,415	-

Cash at end of the period	$600	$-	$600

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Issuance of common shares for acquisition of OML	$7,300	$-	$7,300

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.
(Formerly Living Breath Project, Inc.)
(A Development Stage Company)
November 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Living Breath Project, Inc. (Formerly Dilmax Corp.)

Living Breath Project, Inc. was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness.

On October 1, 2012, Genie O’Malley acquired 8,100,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock”), resulting in change in control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired 735,000 shares of the Company’s Common Stock from twenty-six non-affiliated shareholders.

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

On October 15, 2013, the Company amended its Articles of Incorporation to change its name from Living Breath Project, Inc. to Drug Free Solution Inc. (“the Company”).

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)

Estimates and assumptions used in valuation of equity instruments: Management estimates the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable, for all transactions in which goods or services are the consideration received for the issuance of equity instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include all accounts of iBreathe, Inc. for the periods presented and all accounts of the Company from the date of reverse merger (see Note 1).

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful
Life (Years)

Computer equipment	5

Software	3

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue was recognized during the reporting period ended November 30, 2013 relating to one time wellness services provided to two families. Such revenue was recognized at the time the services were performed and collectability was assured.

Income Tax Provision

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended November 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the reporting period ended November 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at November 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its operations since inception with the proceeds from the issuance of common stock and capital contributions.

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company’s cash position, if any, may not be sufficient enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations, further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Trademarks

On September 24, 2013, the Company acquired O’Malley Lifestyle, Inc. (“OML”), a related entity, for 7,300,000 newly-issued shares of the Company’s common stock. OML is the owner of the Clear Mind™, Clear Mind Technology™, Clear Mind Cognitive Healing Process™, Clear Mind Experience™, iBreathe™ properties and related proprietary service technologies, products and services. At the time of acquisition, OML had no significant assets, liabilities or operations. The Company valued 7,300,000 newly-issued shares at $7,300 based on the significant stockholder’s approximate cost basis. Trademarks are being amortized over their estimated useful lives of seven (7) years.

(i) Amortization Expense

     Amortization expense was $174 for the reporting period ended November 30, 2013.

Note 5 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful	November 30,
	Life (Years)	2013	May 31, 2013

Website development costs	3	$4,000	$-

Less accumulated amortization		(224)	(-)

		$3,776	$-

(i) Amortization Expense

Amortization expense was $224 for the reporting period ended November 30, 2013.

Note 6 – Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company is authorized to issue is seventy five million (75,000,000) shares with a par value of $0.001, all of which are designated as Common Stock.

Amendment to the Certificate of Incorporation Affecting Shares Authorization

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

Deposits from Stockholder for Acquisition of Common Stock

From June 14, 2013 through November 26, 2013, two stockholders of the Company deposited $135,100 to acquire shares of the Company’s common stock.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Drug Free Solution Inc., (f/k/a Living Breath Project, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 7,000,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”) from Konstantin Kupert, resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired approximately 735,000 shares of the Company’s Common Stock from non-affiliated shareholders.

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

On October 15, 2013, upon authority of the majority shareholder of the Company’s Common Stock, and the sole member of the Board of Directors, the Company filed an amendment to its Articles of Incorporation to change the name of the Company to Drug Free Solution Inc.

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

Results of Operations

Six month period ended November 30, 2013 compared to the six month period ended November 30, 2012.

Our net loss for the six month period ended November 30, 2013 was $175,395 compared to a net loss of $290,776 for the six month period ended November 30, 2012. During the six months ended November 30, 2013, we generated $2,101 in revenue. No revenue generated for the six month period ended November 2012.

Revenue was recognized during the reporting period ended November 30, 2013 relating to one time wellness services provided to two families. Such revenue was recognized at the time the services were performed and collectability was assured.

During the six month period ended November 30 2013, we incurred operating expenses of $177,496 compared to $290,776 incurred during the six month period ended November 30, 2012. Operating expenses incurred during the six month period ended November 30, 2013 were generally related to filming and incubator costs, professional fees, research and development and general and administrative expenses.

Operating expenses have and will vary from period to period based on the level of corporate activity, product development and capital-raising. Operating expenses for the six month ended November 30, 2013 decreased relative to the comparable period of the prior year due primarily to the fact that; we incurred substantial amount of professional fees and general and administrative expenses in the same period of prior year in connection with the reverse merger transaction and we have increased the filing costs and product development activities in the current period.

Three month period ended November 30, 2013 compared to the three month period ended November 30, 2012.

Our net loss for the three month period ended November 30, 2013 was $124,905 compared to a net loss of $35,712 for the three month period ended November 30, 2012. During the three months ended November 30, 2013, we generated $2,101 in revenue. No revenue generated for the three month period ended November 2012.

Revenue was recognized during the reporting period ended November 30, 2013 relating to one time wellness services provided to two families. Such revenue was recognized at the time the services were performed and collectability was assured.

During the three month period ended November 30 2013, we incurred operating expenses of $127,006 compared to $35,712 incurred during the three month period ended November 30, 2012. Operating expenses incurred during the three month period ended November 30, 2013 were generally related to professional fees and product development.

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, product development and capital-raising. Operating expenses in the most recently completed quarter significantly increased relative to the comparable period of the prior year due primarily to the fact that; we incurred substantial amount of professional fees in the current quarter in connection with our public filings and we have significantly increased the product development activities in the current quarter.

Liquidity and Capital Resources

As of November 30, 2013, our current assets and our current liabilities were $600 and $268,456, respectively. Current liabilities were comprised of $133,356 in accounts payable and $135,100 in deposits from stockholder.

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

Cash Flows for the six month period ended November 30, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2013, net cash flows used in operating activities was $102,657 consisting of a net loss of $175,395 depreciation of $1,967, increase in accounts payable of $112,501, and decrease in accrued expenses and other current liabilities of $41,730. Net cash flows used in operating activities was $1,421,324 for the period from Inception (December 27, 2005) through November 30, 2013 consisting mostly of accumulated losses, net of changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the six month period ended November 30, 2013 net cash used in investing activities was $40,000 consisting of acquisition of equipment and costs associated with its website development.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2013 net cash provided by financing activities was $135,100 consisting solely of deposits from stockholders. For the period from Inception (December 27, 2005) through November 30, 2013 net cash provided by financing activities was $1,466,790 consisting mainly of proceeds from deposits from stockholders, the sale of capital stock and capital contributions.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses through revenues from sales of the Company’s products and services, with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing. In case we are unable to obtain debt or equity funding we may have to scale back our operations to stay in business.

Off-Balance Sheet Arrangements

None.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no material change in our internal control over financial reporting during the three-month period ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. Some of the investors were introduced to the Company by certain Agents that we call Finders. The Company had individual agreements with the Finders regarding fees payable to them. The Company has not utilized an underwriter for an offering of its unregistered securities.

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

DRUG FREE SOLUTION INC.

Dated: January 24, 2014	By:	/s/ Genie O’Malley
Name: Genie O’Malley
Title: President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)