Form 10-Q
period 2014-02-28
Drug Free Solution, Inc.
filed 2014-10-02
CIK 1521065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

Commission File Number: 333-175525

drug free solution Inc.

(formerly known as Living Breath Project, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	99-0365611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Rosecrans Avenue, Suite 500
Manhattan Beach, CA	11937
(Address of principal executive offices)	(Zip Code)

(800) 422-0691
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Company's Common Stock as of October 2, 2014 was 35,942,913.

DRUG FREE SOLUTION INC.

2

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

3

Item 1. Financial Statements.

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

February 28, 2014 and 2013

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

Consolidated Balance Sheets

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,124	$8,157

Total Current Assets	7,124	8,157

PROPERTY AND EQUIPMENT
Computer equipment	4,866	4,866
iApp software	36,000	-

Property and equipment	40,866	4,866
Accumulated depreciation	(6,040)	(1,228)

Property and equipment, net	34,826	3,638

Trademarks
Trademarks	7,300	-
Accumulated amortization	(435)	-

Trademarks, net	6,865	-

Website development costs
Website development costs	4,000	-
Accumulated amortization	(560)	-

Website development costs, net	3,440	-

Total Assets	$52,255	$11,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$147,356	$20,855
Accrued expenses and other current liabilities	-	41,730
Deposits from stockholders	244,130	-

Total Current Liabilities	391,486	62,585

Total Liabilities	391,486	62,585

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 35,942,913 and 28,642,913 shares issued and outstanding, respectively	35,943	28,643
Additional paid-in capital	1,303,047	1,303,047
Accumulated deficit	(1,678,221)	(1,382,480)

Total Stockholders' Deficit	(339,231)	(50,790)

Total Liabilities and Stockholders' Deficit	$52,255	$11,795

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	February 28, 2014	February 28, 2014	February 28, 2013	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,101	$-	$-	$-

Operating Expenses
Filming and incubator cost	41,428	-	-	-
Professional fees	104,073	26,001	70,034	18,041
Research and development	28,010	-	-	-
General and administrative expenses	124,331	94,345	113,863	96,701

Total operating expenses	297,842	120,346	183,897	114,742

Loss before Income Tax Provision	(295,741)	(120,346)	(183,897)	(114,742)

Income Tax Provision	-	-	-	-

Net Loss	$(295,741)	$(120,346)	$(183,897)	$(114,742)

Earnings per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding: - basic and diluted	32,841,143	34,974,933	22,625,000	28,385,769

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended February 28, 2014

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, May 31, 2012	18,029,694	$18,030	$628,607	$(626,612)	$20,025

Contributed capital			376,834		376,834

Reverse acqusition adjustment	10,305,000	10,305	(10,305)		-

Issuance of common shares for cash at $1.00 per share	308,219	308	307,911		308,219

Net loss				(755,868)	(755,868)

Balance, May 31, 2013	28,642,913	28,643	1,303,047	(1,382,480)	(50,790)

Issuance of common shares for acquisition of OML on September 24, 2013 valued at $7,300	7,300,000	7,300	-		7,300

Net loss				(295,741)	(295,741)

Balance, February 28, 2014	35,942,913	$35,943	$1,303,047	$(1,678,221)	$(339,231)

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,741)	$(183,897)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,807	1,341
Changes in operating assets and liabilities:
Accounts payable	126,501	2,150
Accrued expenses and other current liabilities	(41,730)	18,384

Net cash used in operating activities	(205,163)	(162,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,000)	(8,340)
Website development costs	(4,000)	-

Net cash used in investing activities	(40,000)	(8,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits from stockholder for Acquisition of Common Stock	244,130	-
Proceeds from sale of equity units	-	187,919
Capital contribution	-	250

Net cash provided by financing activities	244,130	188,169

Net change in cash	(1,033)	17,807

Cash at beginning of the reporting period	8,157	8,340

Cash at end of the reporting period	$7,124	$26,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Issuance of common shares for acquisition of OML	$7,300	$-

See accompanying notes to the consolidated financial statements.

Drug Free Solution Inc.

(Formerly Living Breath Project, Inc.)

February 28, 2014 and 2013

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

Acquisition of iBreathe, Inc. Treated as a Reverse Acquisition

On November 6, 2012, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with iBreathe, a Minnesota corporation whereby iBreathe merged with and into the Company (the “Merger”) in exchange for an aggregate of 18,029,694 shares (6,009,898 pre-split shares) (the “Merger Shares”) of the Company’s newly issued shares of Common Stock. The shares issued represented approximately 63.6% of the issued and outstanding common stock immediately after the consummation of the Acquisition Agreement.

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Impairment of long-lived assets: The realizable value of long-lived assets is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable, for all transactions in which goods or services are the consideration received for the issuance of equity instruments.

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

Development Stage Company

Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Revenue was recognized during the reporting period ended February 28, 2014 relating to one time wellness services provided to two families. Such revenue was recognized at the time the services were performed and collectability was assured.

Income Tax Provision

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or 2013.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the reporting period ended February 28, 2014 or 2013.

Recently Issued Accounting Pronouncements – not yet adopted

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at February 28, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its operations since inception with the proceeds from the issuance of common stock and capital contributions.

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company’s cash position, if any, may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations, further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

(i)   Amortization Expense

Amortization expense was $435 for the reporting period ended February 28, 2014.

Note 5 – Website Development Costs

(i)   Amortization Expense

Amortization expense was $560 for the reporting period ended February 28, 2014.

Note 6 – Stockholders' Equity

Shares Authorized

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

Deposits from Stockholder for Acquisition of Common Stock

During the nine month period ended February 28, 2014, five stockholders deposited $244,130 to acquire shares of the Company’s common stock.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Drug Free Solution Inc., (formerly known as “Living Breath Project, Inc.”) (the “Company”) was incorporated under the laws of the State of Nevada on April 14, 2011 as Dilmax Corp. The Company’s original business was on-line distribution of music for fitness. On October 1, 2012, Genie O’Malley acquired 7,000,000 shares of the Company’s common stock, par value $.001 per share (the Common Stock”) from Konstantin Kupert, resulting in a change of control of the Company. Also, on October 1, 2012, Clear Mind Technology Corp., a company owned and controlled by Ms. O’Malley, acquired approximately 735,000 shares of the Company’s Common Stock from non-affiliated shareholders.

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

Results of Operations

Nine month period ended February 28, 2014 compared to the nine month period ended February 28, 2013.

Our net loss for the nine month period ended February 28, 2014 was $295,741 compared to a net loss of $183,897 for the nine month period ended February 28, 2013. During the nine months ended February 28, 2014, we generated $2,101 in revenue. No revenue generated for the nine month period ended February 28, 2013.

Revenue was recognized during the reporting period ended February 28, 2014 relating to one time wellness services provided to two families. Such revenue was recognized at the time the services were performed and collectability was assured.

During the nine month period ended February 28, 2014, we incurred operating expenses of $297,842 compared to $183,897 incurred during the nine month period ended February 28, 2013. Operating expenses incurred during the nine month period ended February 28, 2014 and 2013 were generally related to filming and incubator costs, professional fees, research and development and general and administrative expenses.

Operating expenses have and will vary from period to period based on the level of corporate activity, product development and capital-raising. Operating expenses for the nine month ended February 28, 2014 increased relative to the comparable period of the prior year due primarily to the fact that we incurred substantial amount of filming and incubator expenses, professional fees, research and development and general and administrative expenses in the current period.

Three month period ended February 28, 2014 compared to the three month period ended February 28, 2013.

Our net loss for the three month period ended February 28, 2014 was $120,346 compared to a net loss of $114,742 for the three month period ended February 28, 2013. No revenue was generated for the three month period ended February 28, 2014 or 2013.

During the three month period ended February 28, 2014, we incurred operating expenses of $120,346 compared to $114,742 incurred during the three month period ended February 28, 2013. Operating expenses incurred during the three month period ended February 28, 2014 and 2013 were generally related to professional fees and general and administrative expenses.

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, product development and capital-raising. Operating expenses in the most recently completed quarter slightly increased relative to the comparable period of the prior year due primarily to the fact that we incurred additional amounts of professional fees in the current quarter.

Liquidity and Capital Resources

As of February 28, 2014, our current assets and our current liabilities were $7,124 and $391,486, respectively. Current liabilities were comprised of $147,356 in accounts payable and $244,130 in deposits from stockholders.

During the nine months ended February 28, 2014, the Company received $244,130 from stockholders as a deposit for the acquisition of additional common stock.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2014, net cash flows used in operating activities was ($205,163) consisting of a net loss of ($295,741), depreciation of $5,807, increase in accounts payable of $126,501, and decrease in accrued expenses and other current liabilities of ($41,730).

Cash Flows from Investing Activities

For the nine month period ended February 28, 2014 net cash used in investing activities was ($40,000) consisting of acquisition of property and equipment of ($36,000) and costs associated with its website development of ($4,000).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 28, 2014 net cash provided by financing activities was $244,130 consisting solely of deposits from stockholders.

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

Off-Balance Sheet Arrangements

None.

Going Concern

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company’s cash position, if any, may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations, further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no material change in our internal control over financial reporting during the nine-month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)        Exhibit index.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUG FREE SOLUTION INC.

Dated: October 2, 2014	By:	/s/ Genie O’Malley
Name: Genie O’Malley
Title: President, Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)

